Form 10KSB
period 1997-12-31
EAST WEST COMMUNICATIONS INC
filed 1998-04-15
CIK 1045602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark one)
/ X / Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1997

                                       OR

/   /    Transition  report  pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934

For the transition period from ________to________

                        Commission file number: 333-41007

                         EAST/WEST COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                    13-3964837
    (State of incorporation)            (I.R.S. Employer identification number)

                   350 STUYVESANT AVENUE, RYE, NEW YORK 10580
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (914) 921-6300

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:  NONE


Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X /    No  / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

The Issuer's revenues for the fiscal year ended December 31, 1997 were $0.

The aggregate market value of the voting stock held by non-affiliates of the Registrant (consisting only of Class A Common Stock) was approximately $1,090,000, as of April 1, 1998. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination by the Registrant that such individuals are, in fact, "affiliates" of the Registrant.

As of April 1, 1998 there were 1,772,198 shares of the Registrant's Class A Common Stock outstanding and 1,779,301 shares of the Registrant's Class B Common Stock outstanding.

                                     PART I


ITEM 1. BUSINESS

The Company was incorporated in Delaware in August, 1997, as a successor to Aer Force Communications B, L.P., a partnership which was formed in 1996 by a subsidiary of Lynch Corporation ("Lynch") and an FCC- qualified small business to acquire F-Block PCS licenses in an FCC auction. In December, 1997, shareholders of Lynch received 39.9% of the then outstanding Common Stock of the Company through pro-rata dividend of one share of Class A Common Stock for each one share of Lynch common stock (the "Spin Off"). The Company holds five 10 megahertz personal communications services ("PCS") licenses to serve a population of approximately 21 million, including two of the top ten markets, Los Angeles and Washington D.C., plus Sarasota, Florida, Reno, Nevada and Santa Barbara, California. The total cost of these licenses was approximately $19 million, after a 25% bidding credit provided by the Federal Communications Commission ("FCC"). 80% of the cost of the licenses (or $15.2 million) was financed over ten years by the U.S. government (the "Government Financing"), with only payments of interest during the first two years initially with interest payments due starting in part on July 28, 1997 and in part on September 27, 1997. Interest payments have been suspended until July 1998 at which time the Company will be required to commence interest payments.

         The Company believes that its PCS licenses have substantial potential. However, the Company has not yet adopted a business plan or determined how to finance its operations because of uncertainties relating to PCS, which makes evaluation difficult, including without limitation the newness of PCS, financing, affiliation and technology issues and the financial problems of certain C-Block licensees. Therefore, the Company has not yet determined whether to develop its PCS licenses on its own, joint venture its licenses with other PCS or wireless telephone licenses holders or operators or others, or sell some or all of its licenses. The Company expects to continually evaluate these factors and to adopt a plan or plans once the financing, regulatory and market aspects of PCS are less uncertain.

         The demand for wireless communications services in the United States has grown dramatically during the last five years. The number of cellular subscribers has grown from 5.3 million at December 31, 1990 to 44.0 million at December 31, 1996, representing a compound annual growth rate of 42%. Over the same time period, the wireless telephone penetration rate has grown from approximately 3% to approximately 17%, and is forecasted by Kagan Associates to reach approximately 47% by 2006.

         The Company's address is 350 Stuyvesant Avenue, Rye, New York 10580. Its telephone number is (914) 921-6300.

LICENSES

         The Company has five 10 megahertz F-Block PCS licenses as follows:


                                                                                        Population          Cost (after 25%
     BTA No.         BTA Name                                    1996 POPS           Growth Rates (1)       Bidding Credit)
---------------      ---------------------------------      ------------------     ------------------     ------------------

       262           Los Angeles, CA                               15,513,588             1.07%                  $4,473,750

       461           Washington, D.C.                               4,476,304             1.48%                  $8,835,000

       408           Sarasota-Bradenton, FL                           554,056             1.28%                  $1,653,000

       372           Reno, NV                                         465,782             3.10%                  $1,787,250

       406           Santa Barbara-Santa Maria, CA                    385,573             0.71%                  $2,208,721

-----------------
(1) Average compounded annual growth rates in populations between 1990 through 1996, based upon the 1990 U.S. Census and the Population Estimate Program, U.S. Bureau of the Census, Release date March 20, 1997.

SPIN OFF

         The Company has two classes of Common Stock authorized: the Class A Common Stock and the Class B Common Stock. The 1,417,048 shares of Class A
Common Stock were distributed in the Spin Off representing 39.9% of the outstanding Common Stock through a dividend of one share of Class A Common Stock for each share of Lynch Common Stock, payable on December 5, 1997, to shareholders of record on December 4, 1997 (the "Spin Off"). In addition, 355,150 shares of Class A Common Stock were transferred by Lynch to Gabelli Funds, Inc. ("GFI") in satisfaction of the interest which GFI had in the partnership interest of Lynch's subsidiary in the Company's predecessor. Lynch currently owns all of the issued and outstanding shares of Preferred Stock of the Company, represented by 7,800 shares with a par and liquidation value of $1,000 per share.

         Collectively, the shares of Class A Common Stock represent not more than 49.9% of the Company's voting interest, with each share of Class A Common Stock issued and outstanding having one vote per share (subject to downward adjustment if necessary to comply with the 49.9% maximum class vote) on all matters except the election of directors or as otherwise provided by law. The holders of the Class A Common Stock as a class are entitled to elect members to the Company's Board of Directors (the "Class A Directors") who collectively represent two of the five votes of the Company's Board of Directors. At the present time, the holders of the Class A Common Stock will elect two Class A Directors who will have one vote each.

         Collectively, the shares of Class B Common Stock represent at least 50.1% of the Company's voting interest, with each share of Class A Common Stock issued and outstanding having 5 votes per share (subject to upward adjustment, if necessary, to comply with the 50.1% minimum class vote), on all matters except the election of directors or as otherwise provided by law. With respect to the election of directors, the Class B Common Stock, voting together as a class, may elect up to three members of the Company's Board of Directors (the "Class B Directors"). The Class B Directors shall collectively have three full votes on each matter submitted to a vote of the Board of Directors.

         The Class B Common Stock cannot be transferred, sold or otherwise disposed of to any third party, directly or indirectly, except (i) to family members, or by will or by operation of the laws of descent and devise (in which case the transferees will continue to be bound by these restrictions), (ii) such number of shares which does not exceed 10% of the Class B Common Stock outstanding as of the spin off, or (iii) pursuant to a transaction or series of transactions on terms and conditions which are substantially identical in the opinion of the Company's counsel to the terms and conditions made available to all holders of the Class A Common Stock, including form, type and amount of consideration per share, the availability of such consideration and the timing of payment. To the extent it deems necessary, such counsel may rely on the opinion of a nationally recognized investment banking firm in evaluating the terms of any securities or other consideration being offered.

         The Company has outstanding 7,800 shares of Preferred Stock, par value $1,000 per share. The Preferred Stock (i) is entitled to preferred dividends at an annual rate of 5 shares of additional Preferred Stock for each one hundred shares of Preferred Stock outstanding, (ii) has no voting rights except as provided by law, and (iii) is entitled to be redeemed at $1,000 per share (plus accrued and unpaid dividends) on the earlier of (i) December 1, 2009, (ii) upon a change of control of the Class A or Class B Common Stock or (iii) upon the sale of one or more PCS licenses for cash or a non-cash sale which is subsequently converted into or redeemed for cash in an amount proportional to that number of persons covered by the sale of such licenses for cash, or that portion of a non-cash sale subsequently converted into or redeemed for cash, compared to the total persons covered by the Company's five initial PCS licenses, in each case based on the 1996 or most recent subsequent estimate by the United States Bureau of Census. Therefore, the number of shares redeemed shall be computed by dividing (i) the number of persons covered by the sale by
(ii) the total number of persons covered by the five initial PCS licenses owned by the Corporation.

         The Company has no current plan to list or register the Class A Common Stock on any national securities exchange or on the NASDAQ market. Accordingly, there can be no assurance that a trading market will continue for the Class A Common Stock, and the ability to buy or sell shares of Class A Common Stock may continue to be limited.

POTENTIAL FUTURE ARRANGEMENTS WITH RIVGAM

         Rivgam Communicators, LLC ("Rivgam"), is an entity indirectly owned by GFI, of which Mario J. Gabelli is the Chairman and Chief Executive Officer and the principal shareholder. Rivgam holds 10 MHz D - and E-Block PCS Licenses including a license serving Washington, DC where the Company also holds F-Block PCS licenses. Rivgam did not qualify for or receive bidding credits or U.S. government financing. Rivgam also holds 10 MHz D - or E-Block licenses in Baltimore, Maryland, Philadelphia, Pennsylvania, Buffalo, New York, Atlantic City, New Jersey and Las Cruces, New Mexico.

         Rivgam's controlling shareholder GFI and Mr. Gabelli are substantial holders of the Company's Class A Common Stock. In addition, Mr. Gabelli and his son are directors of the Company. For various reasons, including possibly more favorable terms or requirements for raising capital, it may be necessary or advisable for the Company to enter into joint venture and/or working or other arrangements (collectively "Arrangements") with holders of additional 10 MHz licenses. Rivgam would be a logical party with which to enter into such arrangements, which may cover BTAs other than where there is an overlap. The ability of the Company to enter into any arrangements with Rivgam may be limited by law or FCC regulations, and there can be no assurance that the Company will be able to enter into such arrangements on terms which are favorable to it or at all.

ITEM 2. PROPERTIES

         The Company has no properties except for as described above.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings which are currently pending or, to the Company's knowledge, contemplated against the Company or to which it is a party, except for a United States Department of Justice investigation to determine whether there has been bid rigging and market allocation for license auctions by the FCC for PCS. The Company, together with various other bidders in the PCS auctions, has received a civil investigative demand ("CID") requesting documents and information relating to bidding, and in May 1997, the Company complied with the CID. The Company does not know what further action, if any, the Justice Department or the FCC may take.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY OWNERS

None.
                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

(A) MARKET INFORMATION

The Company's Class A Common Stock is not traded on any national securities exchange or on the NASDAQ market, but is traded on the over-the-counter market ("OTC"). The high and low bids for the Company in the first quarter of 1998 (the first quarter in which the Class A Common stock was traded) were as follows:

                  HIGH          LOW
                  ----          ---
                  1 1/4         1/2

The Company's Class B Common Stock is not traded on any national securities exchange or on the NASDAQ market.

(B) HOLDERS
At April 1, 1998, the records of the Company's transfer agent indicated that there were 996 holders of record of the Company's Class A Common Stock.

At April 1, 1998, all of the Company's Class B Common Stock was held by Aer Force Communications, Inc. ("AFC") all of whose capital stock is owned by Victoria Kane.

(C) DIVIDENDS
The Company has never declared or paid any cash dividends on its Common Stock, and does not expect to pay cash dividends on either class of its Common Stock in the foreseeable future. To the extent the Company obtains financing in the future, such funding sources may prohibit the payment of dividends. The Company currently intends to retain its earnings, if any, for use in its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

         The Company is a development stage company with no significant results of operations to date. The Company holds five 10 megahertz personal communications services ("PCS") licenses to serve a population of approximately 21 million, including two of the top ten markets, Los Angeles and Washington D.C., plus Sarasota, Florida, Reno, Nevada and Santa Barbara, California. The total cost of these licenses was approximately $19 million, after a 25% bidding credit provided by the Federal Communications Commission ("FCC"). 80% of the cost of the licenses (or $15.2 million) was financed over ten years by the U.S. government (the "Government Financing"), with only payments of interest during the first two years after award of the licenses.

         The Company believes that its PCS licenses have substantial potential. However, the Company has not yet adopted a business plan or determined how to finance its operations because of uncertainties relating to PCS, which makes evaluation difficult, including without limitation the newness of PCS, financing, affiliation and technology issues and the financial problems of certain C-Block licensees. Therefore, Company has not yet determined whether to develop its PCS licenses on its own, joint venture its licenses with other PCS or wireless telephone licenses holders or operators or others, or sell some or all of its licenses. The Company expects to continually evaluate these factors and to adopt a plan or plans once the financing, regulatory and market aspects of PCS are less uncertain.The Company's principal expense to date has been interest (including commitment fees) plus minor administrative expenses.

Unless the Company sells its PCS business or joint ventures its PCS licenses with an entity that has the capacity to provide substantial funds, the Company will need to raise substantial capital to fund its installment payments to the U.S. Government and the build out of its PCS licenses. Under the Government Financing, the Company has to make payments of approximately $948,000 in each of the first two years after award of the licenses, and $2,424,000 in each of years three through ten. The interest payments have been suspended, however, until July, 1998 at which time the Company will be required to make the suspended interest payments in eight quarterly installments, in addition to regular interest payments. The Company does not have a reliable estimate of the cost to build out its PCS licenses but it is likely to be substantial.

         The Company will have to raise funds shortly in order to make interest payments on the Government Financing and for working capital and general corporate purposes. The report of the Company's independent auditors with respect to the financial statements of the Company as of and for the year ended December 31, 1997, the period from July 26, 1996 (inception) to December 31, 1996, the six months ended June 30, 1997 and the period from July 26, 1996 (inception) to December 31, 1997 contains a paragraph as to the Company's ability to continue as a going concern. Among the factors cited by the auditors as raising substantial doubt as to the Company's ability to continue as a going concern is that, with respect to the periods covered, the Company has incurred losses since inception and has not yet adopted a business plan or determined how to finance its operations and will need to obtain capital in order to fund its interest payment obligations and for working capital and general corporate purposes.

LIQUIDITY AND CAPITAL RESOURCES

The principal amount of debt (excluding accrued interest) on December 31, 1997 was $15,166,177, compared to shareholders equity of $742,065. During the period from July 26, 1996 (inception) to December 31, 1997, the Company had no revenues or operating profits and cannot predict when it may have any revenues or operating profits.

         The debt of the Company to the Limited Partner (including accrued interest and commitment fees) was $7,835,221 at December 4, 1997. Of that amount $4,500,000 was contributed as equity to the partnership and the remaining
$3,335,221 was converted into 7,800 shares of $1,000 par value redeemable preferred stock of the Registrant. The redeemable preferred stock accrues as payment in-kind dividends at 5% per annum and is redeemable at par value plus accrued dividends on November 1, 2009 or earlier upon certain circumstances.

         In April 1997, the FCC suspended interest payments on the government financing. On March 24, 1998, the FCC indicated that such interest will be resumed not earlier than 90 days subsequent to the publication in the Federal Register of the Order on Reconsideration. Such publication was made on April 8, 1998 requiring cumulative suspended interest payments to be made in eight quarterly installments beginning at least 90 days thereafter, in addition to scheduled principal and interest payments of $947,886, interest only, per year in each of the first two years after the award license and $2,423,517, interest and principal amortization, per year beginning in 1999 for years three through ten after the award of the license. In addition, once the payment of the suspended interest resumes the Company will be required to make additional interest payments of approximately $480,000 per year. The Company will have to raise funds in order to make these cash commitments and there is no assurance it will be able to do so.

YEAR 2000 COMPLIANCE
The Company believes its information systems are in compliance with year 2000 information technology requirements.

SEASONALITY
The Company believes that its operations are not significantly effected by seasonality.

RISK FACTORS: FORWARD LOOKING STATEMENTS

         The management discussion and analysis and the information provided elsewhere in this Form 10-KSB contain forward looking statements regarding the Company's future plans, objectives and expected performance. Those statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward looking statements referred to above.

Government Regulation

         The spectrum licensing, construction, operation, sale and interconnection arrangements of wireless communications networks are regulated to varying degrees by state regulatory agencies, the FCC, Congress, the courts and other governmental bodies. There can be no assurance that any of these governmental bodies having jurisdiction over the Company will not adopt or change regulations or take other actions that would adversely affect the Company's business, financial condition or results of operations. Although the FCC has issued rules regarding the F-Block Auction and numerous other matters, not all of them have been subject to FCC or judicial interpretation. Accordingly, for certain matters (such as the structure of its Board of Directors and management), the Company is relying on public and private informal interpretation of the rules from the staff of the FCC. The FCC is not bound by such informal interpretation of FCC staff and there can be no assurance that the FCC or the courts will agree with the staff's interpretation. Many of these rules also require ongoing compliance that the Company may not be able to satisfy despite diligent efforts. A failure to comply with FCC rules could subject the Company to serious penalties and have a material adverse effect upon the Company's business, results of operations and financial condition. In addition, although the Company's PCS licenses are renewable after the expiration of their 10-year terms, there can be no assurance that the Company's licenses will be renewed.

         The Telecommunications Act of 1996 (the "1996 Act") mandates significant changes in existing regulation of the telecommunications industry that are intended by Congress to promote competitive development of new service offerings, to expand public availability of telecommunications services and to streamline regulation of the industry. Included in these mandates are requirements that local exchange carriers ("LECs") must: (i) permit other competitive carriers, which may include PCS licensees, to interconnect to their networks; (ii) establish reciprocal compensation agreements with competitive carriers to terminate traffic on each other's networks and (iii) offer resale of their telecommunications services. In addition, incumbent LECs are required to offer interconnection and access to unbundled network elements at cost-based rates (plus a reasonable profit), as well as significant resale discounts. The implementation of these mandates by the FCC and state authorities potentially involves numerous changes in established rules and policies that could adversely affect the Company's business, financial condition and results of operations.

         In March 1997, CAI Wireless Systems, Inc. (and certain subsidiaries) ("CAI") filed petitions to deny various D, E and F-Block PCS licenses, including the Company's license for Washington, D.C., because it feared that PCS operations might cause interference with petitioners' wireless cable services. In June 1997 the FCC dismissed all of those petitions on the grounds that CAI failed to establish standing because it failed to allege specific facts supported by affidavit demonstrating that applicants would cause CAI interference if their applications were granted. It is possible that CAI, or others similarly situated, might attempt to raise this issue at a later date.

         The FCC has proceedings in process that could open up other frequency bands for wireless telecommunications and PCS-like services. There can be no assurance that these proceedings will not adversely affect the Company and the Company's ability to offer a full range of PCS services.

Personal Communications Services ("PCS")

         Victoria G. Kane, a director of the Company and the sole shareholder of the Class B Common Stock, is the majority stockholder of Fortunet Wireless Communications Corporation, which is the General Partner and 50.1% equity owner in Fortunet Communications, L.P. ("Fortunet"). Fortunet is the successor to five partnerships that won 30 megahertz personal communications services licenses in the FCC's C-Block auction (restricted to small businesses and certain other qualifying bidders), which concluded in 1996. Fortunet won 31 licenses in 17 states covering a population of approximately 7 million people. The licenses had an aggregate purchase price of $216 million after a 25% bidding credit.

F-BLOCK LICENSE REQUIREMENTS

         When the FCC allocated spectrum to public auction for PCS, it designated the F-Block as an "Entrepreneurs' Block." FCC rules require F-Block applicants and licensees (collectively, "Entrepreneurs") to meet various qualifications.

         The FCC has determined that Entrepreneurs that qualify as a Very Small Business and win PCS licenses are eligible to receive a loan from the U.S. Government for 80% of the dollar amount of their winning bids in the

F-Block Auction (a "F-Block Loan"). The Government Financing provided to the Company is F-Block Loans. In order to ensure continued compliance with the FCC rules, the FCC has announced its intention to conduct random audits during the initial 10-year PCS license terms. There can be no assurance that the Company will continue to satisfy any of the F-Block license requirements, and the failure to do so would have a material adverse effect on the Company.

         Entrepreneurs Requirements. In order to hold a F-Block license, an entity must have: (i) less than $125 million in gross revenues (the "Entrepreneurs Revenues Limit") for the two years preceding the auction and (ii) less than $500 million in total assets (excluding the value of C-Block licenses) (the "Entrepreneurs Asset Limit" and, together with the Entrepreneurs Revenues Limit, the "Entrepreneurs Requirements"). To qualify for the F-Block Auction, an entity had to have met the Entrepreneurs Revenues Limit for each of the two years prior to the auction and the Entrepreneurs Asset Limit at the time it filed its application to qualify for the F-Block Auction on FCC Form 175 (the "Short Form"). For at least five years after obtaining an F-Block license, a licensee must continue to meet the Entrepreneurs Requirements, which are modified for such five-year period to exclude certain assets and revenues from being counted toward the Entrepreneurs Asset Limit and the Entrepreneurs Revenues Limit, respectively. Additional amounts are excluded if the licensee maintains an organizational structure that satisfies the Control Group Requirements described below. In calculating a licensee's gross revenues for purposes of the Entrepreneurs Requirements, the FCC includes the gross revenues of the licensee's affiliates, those persons or entities that hold interests in the licensee, and the affiliates of such persons or entities.

         By claiming status as an Entrepreneur, the Company qualified for the F-Block Auction. If the FCC were to determine that the Company did not satisfy the Entrepreneurs Requirements at the time it participated in the F- Block
Auction or that the Company fails to meet the ongoing Entrepreneurs Requirements, the FCC could revoke the Company's PCS licenses, fine the Company or take other enforcement actions, including imposing the Unjust Enrichment Penalties described below. Although the Company believes it has met the Entrepreneurs Requirements, there can be no assurance that it will continue to meet such requirements or that, if it fails to continue to meet such requirements, the FCC will not take action against the Company, which could include revocation of its PCS licenses.

         Very Small Business Requirements. An entity that meets the Entrepreneurs Requirements may also apply to receive certain preferential financing terms if it meets certain requirements to qualify as a Small Business or a Very Small Business (the "Small Business Requirements" or "Very Small Business Requirements"). The preferential financing terms for Very Small Businesses, include a 25% bidding credit (the "Bidding Credit") and the ability to make quarterly interest-only payments on its F-Block Loan for the first two years of the license term. To meet the Very Small Business Requirements, a licensee must have had annual average gross revenues of not more than $15 million for the three calendar years preceding the date it filed its Short Form. In calculating a licensee's gross revenues for purposes of the Very Small Business Requirements, the FCC includes the gross revenues of the licensee's affiliates, those persons or entities that hold interests in the licensee, and the affiliates of such persons or entities.

         By claiming status as a Very Small Business, the Company qualified for the 25% Bidding Credit and the most favorable installment payment terms. If the FCC were to determine that the Company does not qualify as a Very Small Business, the Company could, at a minimum, be forced to give up any benefits for which it was not eligible. Further, the FCC could revoke the Company's PCS licenses, fine the Company or take other enforcement actions, including imposing the Unjust Enrichment Penalties. Although the Company has structured itself to meet the Very Small Business Requirements, there can be no assurance that it will remain in compliance with these requirements or that, if it fails to continue to meet such requirements, the FCC will not take action against the Company, which could include revocation of its PCS licenses.

         Control Group Requirements. If an F-Block licensee maintains an organizational structure in which at least 25% of its total equity on a fully diluted basis is held by a control group (the "Control Group") that meets certain requirements (the "Control Group Requirements"), the FCC excludes certain assets and revenues from such licensee's total revenues and assets, thereby making it easier for the licensee to meet the Entrepreneurs Requirements and the Very Small Business Requirements. The Control Group Requirements mandate that the Control Group, among other things, have both actual and legal control of the licensee. Further, the FCC permits licensees to qualify under the Control Group Requirements pursuant to an alternative structural option (the "Qualifying Investor Option"), in which: (i) an established group of investors meeting certain financial qualifications (the "Qualifying Investors") that own at least 15% of the equity interest on a fully diluted basis and 50.1% of the voting power in the F-Block licensee and (ii) additional members ("Additional Control Group Members") that hold at least 10%, on a fully diluted basis, of the equity interest in the F-Block licensee.
Additional Control Group Members must be either: (a) the same Qualifying Investors of the Control Group, (b) members of the licensee's management or (c) non-controlling institutional investors, including venture capital firms. To take advantage of the FCC's Qualifying Investor Option, a F-Block licensee must have met the Qualifying Investor Option requirements at the time it filed its Short Form and must continue to meet the Qualifying Investor Option requirements for three years following the License Grant Date. Commencing the fourth year of the license term, the FCC rules (i) eliminate the requirement that the Additional Control Group Members meet certain qualifications and (ii) allow the licensee to reduce the minimum required equity interest held by the Control Group's Qualifying Investors from 15% to 10%.

         In order to meet the Control Group Requirements, the Company's Certificate of Incorporation provides that the Company's Class B Common Stock, as a class, must constitute 50.1% of the voting power of the Company. There can be no assurance that the Company will remain in compliance with the Control Group Requirements or, if it fails to continue to meet such requirements, that the FCC will not take action against the Company, which could include revocation of its PCS licenses. Although the Company has taken these and other steps to meet the Control Group Requirements, there can be no assurance that the Company has or will continue to meet the Control Group Requirements, and the failure to meet such requirements would have a material adverse effect on the Company.

         Asset and Revenue Calculation. In determining whether an entity qualifies as an Entrepreneur and/or as a Very Small Business, the FCC counts the gross revenues and assets of the entity's "financial affiliates" toward the entity's total gross revenues and total assets. Financial affiliation can arise from common investments, familial or spousal relationships, contractual relationships, voting trusts, joint venture agreements, stock ownership, stock options, convertible debentures and agreements to merge. Affiliates of noncontrolling investors with ownership interests that do not exceed the applicable FCC nonattributable investor ownership thresholds are not attributed to F-Block licensees for purposes of determining whether such licensees financially qualify for the applicable F-Block Auction preferences. The Entrepreneurs Requirements and the Very Small Business Requirements provide that, to qualify as a nonattributable investor, an entity may not own more than 25% of the Company's total equity on a fully diluted basis. There can be no assurance that the Company will not exceed these passive investor limits or otherwise violate the Entrepreneur Requirements and/or the Very Small Business Requirements.

         In addition, if an entity makes bona fide loans to a F-Block licensee, the assets and revenues of the creditor would not be attributed to the licensee unless the creditor is otherwise deemed an affiliate of the licensee, or the loan (including the redeemable Preferred Stock) is treated by the FCC as an equity investment and such treatment would cause the creditor/investor to exceed the applicable ownership interest thresholds (for purposes of both the financial affiliation and foreign ownership rules). Although the FCC permits a creditor/investor to use standard terms to protect its investment in F-Block licensees, such as covenants, rights of first refusal and super-majority voting rights on specified extraordinary issues, the FCC has stated that it will be guided, but not bound, by criteria used by the Internal Revenue Service to determine whether a debt investment is bona fide debt. The FCC's application of its financial affiliation rules is largely untested and there can be no assurance that the FCC or the courts will not treat certain of the company's lenders or investors as financial affiliates of the Company.

         Transfer Restrictions. In addition, the FCC prohibits F-Block licensees from assigning or transferring control of any of their F-Block licenses for a period of at least five years from the License Grant Date to any entity that fails to satisfy the Entrepreneurs Requirements during such period. After the fifth year, all transfers and assignments remain subject to the Unjust Enrichment Penalties. The effect of this prohibition will likely deter or delay unsolicited changes in control of the Company.

         The Company (i) believes that it has structured itself to satisfy the Entrepreneurs Requirements, (ii) intends to diligently pursue and maintain its qualification as a Very Small Business and (iii) has structured the Class A and Class B Common Stock in a manner intended to ensure compliance with the applicable FCC Rules. The Company has relied on representations of its investors to determine its compliance with the FCC's rules applicable to F-Block licensees. There can be no assurance, however, that the Company's investors or the Company itself will continue to satisfy these requirements during the term of any PCS license granted to the Company or that the Company will be able to successfully implement divestiture or other mechanisms included in the Company's Certificate of Incorporation which are designed to ensure compliance with FCC rules. Any non-compliance with FCC rules could subject the Company to serious penalties, including revocation of its PCS licenses.

         FCC rules impose build-out requirements that require PCS licensees to provide adequate service to at least one-third of the population in the licensed area within five years from the date of grant and two-thirds within ten years. The Company has not began any build out of its licenses. There are also substantial restrictions on the transfer of control of C and F Block PCS licenses.

         There are many risks relating to PCS communications including without limitation, the high cost of PCS licenses, the fact that it involves start-up businesses, raising the substantial funds required to pay for the licenses and the buildout, determining the best way to develop the licenses and which technology to utilize, the small size and limited resources the Company compared to other potential competitors, existing and changing regulatory requirements, additional auctions of wireless telecommunications spectrum and actually building out and operating new businesses profitably in a highly competitive environment (including already established cellular telephone operators and five new PCS licensees). There can be no assurance that any licenses granted to the Company can be successfully sold or financed or developed.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See index to Financial Statements on Page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE
         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                                   MANAGEMENT

                        EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of the Company, and their ages as of April 1, 1998 are as follows:

NAME                         AGE                  POSITION*
----                         ---                  --------

Victoria G. Kane(1)           49           Class B Director and Chairman
T. Gibbs Kane, Jr.(1)         50           Class B Director
Mario J. Gabelli(2)           55           Class A Director
Marc J. Gabelli(2)(3)         30           Class A Director
Robert E. Dolan               46           Assistant Secretary

----------------------
* Each of the Class B Directors shall have one and one-half votes and each of the Class A Directors shall have one vote.

(1) T. Gibbs Kane,  Jr. and Victoria G. Kane are husband and wife.
(2) Mario J. Gabelli and Marc J. Gabelli are father and son.
(3) Marc J. Gabelli resigned as a director of the Company as of April 15, 1998.

         VICTORIA G. KANE, Entrepreneur and investor. Owner and instructor of dance studio (from 1986 to 1996).

         T. GIBBS KANE, JR., President, Sound Shore Management (since 1978), a registered investment advisor; Director, Sound Shore Fund (since 1985), a mutual fund.

         MARIO J. GABELLI,  Chairman and Chief Executive Officer of Lynch (since
1986);  Chairman and Chief  Executive  Officer of Gabelli  Funds,  Inc.,  (since
1980), an investment adviser and holding company for subsidiaries engaged in various aspects of the securities business (including GAMCO Investors, Inc. of which he is Chief Executive Officer); Director/Trustee and/or officer of Gabelli International Growth Fund, Inc. (since 1995), Gabelli Capital Series Funds, Inc. (since 1994), Gabelli Global Multimedia Trust Inc. (since 1994), Gabelli Gold Fund, Inc. (since 1994), The Gabelli Global Series Funds, Inc. (since 1993), Gabelli Investor Funds, Inc. (since 1993), Gabelli Equity Series Funds, Inc. (since 1991), The Gabelli Value Fund Inc. (since 1989), The Gabelli Convertible Securities Fund, Inc. (since 1989), The Gabelli Equity Trust Inc. (since 1986), The Gabelli Money Market Funds (since 1992), The Gabelli Growth Fund (since
1987) and The Gabelli Asset Fund (since 1986); Governor of The American Stock Exchange (since 1995).

         MARC J. GABELLI,  Portfolio  Manager of GAMCO  Investors,  Inc.  (since
1993), an investment advisor; Vice President of Research of Gabelli & Company, Inc. (since 1993), a broker-dealer; Managing Director of Gabelli Funds, Inc. (since 1996), an investment adviser and holding company for subsidiaries engaged in various aspects of the securities business; President of Gemini Management Limited (since 1995), an advisor to an offshore investment company; Portfolio Manager of The Gabelli Global Interactive Couch Potato Fund (since 1993), an investment company. Previously employed at Lehman Brothers in equity research and arbitrage (1989-1993). Mr. Gabelli resigned as a director of the Company as of April 15, 1998.

         ROBERT E. DOLAN, Chief Financial Officer of Lynch (since February 1992) and Controller (since May 1990).

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         The Company is not compensating its directors at the present time, although it may do so in the future. The Company does indemnify directors pursuant to Delaware law and may reimburse them for certain out-of-pocket costs in connection with serving as directors.

EXECUTIVE COMPENSATION

         The Company has no employees and has paid no employee or executive compensation, although it may do so in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT

                                                                    As of March 1, 1998
                           ---------------------------------------------------------------------------------------------------------

                                  Class A Beneficially            Class B Beneficially Owned          Total Beneficially Owned
                                          Owned
                           -------------------------------    --------------------------------    ---------------------------------

                               Shares          Percent             Shares            Percent          Shares               Percent
                           --------------   --------------    ----------------    ------------    -------------       -------------

AFC(1)                            --              --             1,779,301           100%            1,779,301              50.1%
Victoria G. Kane (1)              --              --             1,779,301           100%            1,779,301              50.1%
T. Gibbs Kane, Jr. (1)            --              --             1,779,301           100%            1,779,301              50.1%
Gabelli Funds, Inc.(2)       355,150            20.0%                   --            --               355,150              10.0%
Mario J. Gabelli (3)         682,576            38.5%                   --            --               682,576              19.2%
Marc J. Gabelli                 --                --                    --            --                    --                --
Robert E. Dolan (4)              235              --                    --            --                   235                --
All Directors and            682,811            38.5%            1,779,301           100%            2,462,112              69.3%
Executive Officers as a
Group (5 in total)



(1) Victoria G. Kane is the sole shareholder of AFC and therefore shares owned by AFC are set forth in this table as owned by Victoria G. Kane.
         T. Gibbs Kane, Jr. is the husband of Victoria G. Kane, and therefore shares owned by Victoria G. Kane are also set forth as owned by T. Gibbs Kane, Jr. T. Gibbs Kane, Jr. disclaims ownership of the shares. The address of AFC, Victoria G. Kane and T. Gibbs Kane, Jr. is 350 Stuyvesant Avenue, Rye, New York 10580.

(2) Mario J. Gabelli is the Chairman and Chief Executive Officer, and the principal stockholder of Gabelli Funds, Inc.

(3) Includes 255,426 shares owned directly by Mr. Gabelli (including 3,512 shares held for the benefit of Mr. Gabelli in the Lynch 401(k) Savings
         Plan), 355,150 shares held by GFI, 2,000 shares owned by a charitable foundation of which Mr. Gabelli is a trustee and 70,000 shares owned by a limited partnership in which Mr. Gabelli is the general partner and has a 20% interest. Mr. Gabelli disclaims the ownership of the shares owned by the foundation, by GFI to the extent of the minority interest in GFI held by third parties, and by the partnership except for his 20% interest therein. The address of GFI and Mr. Gabelli is 555 Theodore Fremd Avenue, Corporate Center at Rye, Rye, NY 10580.

(4) Includes 35 shares registered in the name of Mr. Dolan's children with respect to which Mr. Dolan has voting and investment power.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              CERTAIN TRANSACTIONS

         AFC and Lynch PCS Corporation F ("LPCS"), a subsidiary of Lynch, formed a limited partnership, Aer Force Communications B, L.P. (the "Partnership") in July 1996 for the purpose of bidding for PCS licenses in the F-Block Auction. AFC, the general partner, contributed $100,200 to the Partnership for a 50.1% equity interest and LPCS, the limited partner, contributed $99,800 to the Partnership for a 49.9% equity interest. LPCS also loaned the Partnership an additional $11.8 million, primarily for down-payments and to service instalment payments on PCS licenses won in the auction.

         On August 13, 1997, the Company was incorporated and on December 4, 1997, the Company succeeded to the rights and obligations of the Partnership. At that time, AFC received 1,779,301 shares of Class B Common Stock of the Company and LPCS received 1,772,198 shares of Class A Common Stock of the Company. Concurrently with the Spin Off, LPCS transferred 1,417,048 shares of Class A Common Stock to Lynch shareholders and 355,150 shares of Class A Common Stock to GFI in satisfaction of LPCS's obligation to share a profits interest in LPCS's partnership interest.

         As a part of the reorganization creating the Company, AFC and LPCS contributed an additional $125,250 and $124,750, respectively, as equity to the Company. A portion ($4.5 million) of the Company's existing indebtedness to LPCS, including accrued interest and commitment fees (totalling $7.8 million at December 1, 1997) was contributed to the Partnership as a contribution to capital; and the remaining portion was converted into $7.8 million of redeemable Preferred Stock and the obligation of LPCS to make additional loans to the Company terminated.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K


(A) DOCUMENTS FILED AS PART OF THIS REPORT

         (1) Financial Information
                  See index to Financial Statements on Page F-1

         (2) Financial Statement Schedules
                  Supplemental schedules are omitted because they are not required, inapplicable or the required information is shown in the financial statements or notes thereto.

         (3) Exhibits *
                  3.1 Articles of Incorporation of East/West Communications, Inc. (Exhibit 3.1 to Registrant's Form S-1 filed November 25, 1997).
                  3.2      By-Laws of East/West  Communications,  Inc.  (Exhibit
                           3.2 to  Registrant's  Form  S-1  filed  November  25,
                           1997).
                  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                           Commission for information purposes only and not filed.

_______________
 * - Except as noted, all exhibits have been previously filed.


(B) REPORTS ON FORM 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed this 14th day of April, 1998 on its behalf by the undersigned, thereunto duly authorized.

                                   EAST/WEST COMMUNICATIONS, INC.



                                   By: /S/ Victoria Kane
                                       -----------------------------------------
                                       Victoria Kane
                                       Chairman of the Board
                                       (Chief Executive Officer and Chief
                                       Financial Officer)


                                POWER OF ATTORNEY

         East/West Communications, Inc. and each of the undersigned do hereby appoint Victoria Kane, its or his true and lawful attorney to execute on behalf of East/West Communications, Inc. and the undersigned any and all amendments to this Annual Report on Form 10-KSB and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Victoria Kane          Chairman of the Board               April 14, 1998
------------------------   and Director
Victoria Kane


/s/ T. Gibbs Kane, Jr.
------------------------   Director                            April 14, 1998
T. Gibbs Kane, Jr.



------------------------   Director                            April   , 1998
Mario J. Gabelli

                          Audited Financial Statements

                         East/West Communications, Inc.


                        (A Development Stage Enterprise,
                   formerly Aer Force Communications B, L.P.)

                     For the year ending December 31, 1997,
                   the period from July 26, 1996 (inception)
                             to December 31, 1996,
                 and the period from July 26, 1996 (inception)
                              to December 31, 1997
                      with Report of Independent Auditors

                         East/West Communications, Inc.

                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)



                                    CONTENTS


Report of Independent Auditors.............................................F-2
Audited Financial Statements
Balance Sheets at December 31, 1997 and December 31, 1996..................F-3
Statements of Operations for the Year Ended December 31, 1997,
   the Period from July 26, 1996 (Inception) to December 31, 1996, and the
   Period from July 26, 1996 (Inception) to December 31, 1997..............F-4
Statements of Changes in Shareholder's Equity (Deficit) for
   the Period from July 26, 1996 (Inception) to December 31, 1997..........F-5
Statements of Cash Flows for the Year Ended December 31, 1997,
   the Period from July 26, 1996 (Inception) to December 31, 1996, and the
   Period from July 26, 1996 (Inception) to December 31, 1997..............F-6
Notes to Financial Statements..............................................F-7

                         Report of Independent Auditors


Shareholders and Board of Directors
East/West Communications, Inc.

We have audited the accompanying balance sheets of East/West Communications, Inc. (the "Company") a development stage enterprise, formerly Aer Force Communications B, L.P., as of December 31, 1997 and 1996, and the related statements of operations, changes in shareholder's equity (deficit), and cash flows for the year ended December 31, 1997, the period from July 26, 1996
(inception)  to  December  31,  1996,  and for the  period  from  July 26,  1996
(inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997, the period from July 26, 1996 (inception) to December 31, 1996, and the period from July 26, 1996 (inception) to December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming East/West Communications, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred losses since inception and has not yet adopted a business plan or determined how to finance its operations and will need to obtain capital in order to fund its interest payment obligations and for working capital and general corporate purposes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                           /s/ Ernst & Young LLP

Stamford, Connecticut
April 14, 1998

                         East/West Communications, Inc.

                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                                 Balance Sheets

                                                                                          DECEMBER 31,
                                                                                      1997           1996
                                                                                ==============================
ASSETS
Current assets
   Cash and cash equivalents                                                     $    254,427    $       --
   Deposit with FCC                                                                      --        12,000,000
                                                                                 ------------    ------------
Total current assets                                                                  254,427      12,000,000

PCS Licenses                                                                       18,957,721            --
Capitalized costs                                                                   1,240,434            --
                                                                                 ============    ============
Total assets                                                                     $ 20,452,852    $ 12,000,000
                                                                                 ============    ============

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
   Accrued liabilities                                                           $    654,853    $       --

Due to Limited Partner                                                                   --         1,578,500
Long-term debt:
     Loan from Limited Partner                                                           --        11,800,000
     Loan from FCC                                                                 15,166,177            --
Deferred income taxes                                                                 500,000            --

Redeemable  preferred  stock, $1000 par value; 5% cumulative  dividends,
   15,000 shares authorized, 7,800 issued and outstanding (liquidation
   value - $7,800,000)                                                              3,389,487            --

Shareholder's equity (deficit):
Common stock, Class A, $.0001 par value, 3,600,000 shares authorized,
   1,772,198 shares issued and outstanding                                                177            --
Common stock, Class B, $.0001 par value, 16,000,000 shares authorized,
   1,779,301 shares issued and outstanding                                                178            --
Additional paid-in capital                                                          4,949,645            --
Shareholder's deficit accumulated during the development stage                     (4,207,935)           --

General Partner's equity accumulated during the development stage                        --            84,415
Limited Partner's deficit accumulated during the development stage                       --        (1,462,915)
                                                                                 ------------    ------------
Total shareholder's equity (deficit) accumulated during the development
   stage                                                                              742,065      (1,378,500)
                                                                                 ------------    ------------
Total liabilities and shareholder's equity (deficit)                             $ 20,452,852    $ 12,000,000
                                                                                 ============    ============

                            See accompanying notes.

                         East/West Communications, Inc.

                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                            Statements of Operations


                                                                                   JULY 26, 1996              JULY 26, 1996
                                                        YEAR ENDED                (INCEPTION) TO              (INCEPTION) TO
                                                        DECEMBER 31,               DECEMBER 31,                DECEMBER 31,
                                                           1997                        1996                        1997
                                                        ======================================================================


  Interest expense including commitment fees                $(1,987,562)            $(1,578,500)               $(3,566,062)
  Deferred income tax expense                                  (500,000)                      -                   (500,000)
  Other expenses                                                (87,607)                      -                    (87,607)
                                                        -------------------------------------------------------------------
            Net loss                                         (2,575,169)             (1,578,500)                (4,153,669)

Dividend requirement on preferred stock                         (54,266)                      -                    (54,266)
                                                        -------------------------------------------------------------------
Loss applicable to common shares                            $(2,629,435)            $(1,578,500)               $(4,207,935)
                                                        ===================================================================

Basic and diluted loss per share:
            Net loss                                              $(.74)
                                                        ===============

Number of shares used in computation                          3,551,499
                                                        ===============

Net loss allocated to general partner (1%)                                          $   (15,785)
                                                                                    =============

Net loss allocated to limited partner (99%)                                         $(1,562,715)
                                                                                    =============

                            See accompanying notes.

                         East/West Communications, Inc.

                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

             Statements of Changes in Shareholder's Equity/(Deficit)

       For the period from July 26, 1996 (inception) to December 31, 1997


                                                                                                 Limited              Total
                                                     Additional                      General     Partmers           Shareholder's
                                       Common         Paid in        Accumulated     Partner's   Equity               Equity
                                        Stock         Capital          Deficit        Equity     (Deficit            (Deficit)
                                       ------------------------------------------------------------------------------------------
Balance at July 26, 1996 (inception)   $     -      $        -     $         -      $         -  $                $       -
Capital contributions                        -               -               -          100,200       99,800          200,000
    Net loss                                 -               -               -          (15,785)  (1,562,715)      (1,578,500)
                                       ---------------------------------------------------------------------------------------
Balance at December 31, 1996                 -               -               -           84,415   (1,462,915)      (1,378,500)

Capital contributions                        -               -               -          125,250    4,624,750        4,750,000
Issuance of 3,551,499 shares of
 Common Stock, $.0001 par value
 (1,772,198-Class
  A; 1,779,301-Class B)                    355       4,949,645      (1,578,500)     $  (209,665)  (3,161,835)               -
      Net loss                               -               -      (2,575,169)               -            -      $(2,575,169)
Preferred dividends                          -               -         (54,266)               -            -          (54,266)
                                       ---------------------------------------------------------------------------------------
Balance at December 31, 1997              $355      $4,949,645     $(4,207,935)     $         -   $        -      $  742,065
                                       =======================================================================================


                            See accompanying notes.

                         East/West Communications, Inc.

                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                            Statements of Cash Flows


                                                                                       JULY 26, 1996             JULY 26, 1996
                                                              YEAR ENDED               (INCEPTION) TO            (INCEPTION) TO
                                                             DECEMBER 31,               DECEMBER 31,              DECEMBER 31,
                                                                 1997                       1996                      1997
                                                            -------------------------------------------------------------------

OPERATING ACTIVITIES
Net loss                                                     $(2,575,169)              $ (1,578,500)             $(4,153,669)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Deferred income taxes                                        500,000                          -                  500,000
Changes in operating assets and liabilities:
    Accrued liabilities                                           60,920                          -                   60,920
Interest accrued, including commitment fees                    1,987,563                  1,578,500                3,566,063
                                                            -------------------------------------------------------------------
Net cash used in operating activities                            (26,686)                         -                  (26,686)

INVESTING ACTIVITIES
(Deposits with) refunds from the FCC                          10,104,228                (12,000,000)              (1,895,772)
Purchase of PCS licenses                                      (1,895,772)                         -               (1,895,772)
Other                                                            (11,617)                         -                  (11,617)
                                                            -------------------------------------------------------------------
Net cash (used in) provided by investing activities            8,196,839                (12,000,000)              (3,803,161)

FINANCING ACTIVITIES
Proceeds from the issuance of loans from the Limited
  Partner
                                                               1,938,502                 11,800,000               13,738,502
Repayment of loans from the Limited Partner                  (10,104,228)                         -              (10,104,228)
Capital contributions                                            250,000                    200,000                  450,000
                                                            -------------------------------------------------------------------
Net cash provided by (used in) financing activities           (7,915,726)                12,000,000                4,084,274

Net change in cash and cash equivalents                          254,427                          -                  254,427
Cash and cash equivalents at beginning of period                       -                          -                        -
                                                            -------------------------------------------------------------------
Cash and cash equivalents at end of period                   $   254,427               $          -              $   254,427
                                                            ===================================================================

                            See accompanying notes.

                         East/West Communications, Inc.

                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                          Notes to Financial Statements

                                December 31, 1997

1. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

East/West Communications, Inc. ("the Company") was incorporated on August 13, 1997 to succeed to the rights and obligations of Aer Force Communications B, L.P. ("the Partnership"). The Partnership was formed in July 1996 to bid for personal communications services ("PCS") licenses in the Federal Communications Commission's ("FCC") F-Block auction. PCS is a second generation digital wireless service utilizing voice, video or data devices that allow people to communicate at anytime and virtually anywhere. Over the past three years, the FCC auctioned off PCS licenses, a total of 120 MHZ of spectrum, falling within six separate frequency blocks labeled A through F. Frequency blocks C and F were designated by the FCC as "entrepreneurial blocks." Certain qualifying small businesses including the Partnership were afforded bidding credits in the auctions as well as government financing of the licenses acquired. The
Partnership won five licenses in 1997 to provide personal communications services over 10Mhz of spectrum to a population of approximately 21 million, including Los Angeles and Washington, D.C. Aer Force Communications Inc. was the General Partner of the Partnership with a 50.1% equity interest. Lynch PCS Corporation F ("Lynch PCS F"), a wholly-owned subsidiary of Lynch Corporation ("Lynch"), a publicly held company, was the Limited Partner of the Partnership with a 49.9% equity interest.

On December 4, 1997, the Company succeeded to the assets and liabilities of the Partnership under a plan where the General Partner received 50.1% of the Common Stock of the Company (in the form of 100% of the Company's Class B Common Stock) and Lynch PCS F received 49.9% of the Common Stock of the Company (in the form of 100% of the Company's Class A Common Stock). Just prior to the succession, the Partners made cash contributions totaling $250,000 (in proportion to their respective equity interests) to the Partnership and the Limited Partner contributed $4.5 million of its outstanding loan to the Partnership's Capital.

Immediately thereafter, Lynch PCS F dividended 39.9% of the Common Stock of the Company to Lynch which, in turn, dividended this interest to its shareholders. In addition, Lynch PCS F transferred the remaining 10% of Common Stock of the Company held by it to Gabelli Funds, Inc., an affiliate of the Chairman and CEO of Lynch, in satisfaction of a previously incurred obligation. Also at that time, Lynch PCS F converted the remaining principal amount of its loan to the Partnership of $3,335,221 (after the capital contribution of $4,500,000) into a redeemable preferred stock of the Company (see Note 6). Under the terms of this conversion the Limited Partner's prior obligation to make further loans to the Partnership was terminated.

BASIS OF PRESENTATION

The financial statements are prepared in conformity with generally accepted accounting principles applicable to a development stage enterprise.

                         East/West Communications, Inc.

                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                    Notes to Financial Statements (continued)

1. ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and the amount and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company believes that its PCS licenses have substantial potential. However, the Company has not yet adopted a business plan or determined how to finance its operations because of uncertainties relating to PCS. Therefore, the Company has not yet determined whether to develop its PCS licenses on its own, to joint venture its licenses with other PCS or wireless telephone licensees or operators, or to sell some or all of its licenses. The Company expects to continually evaluate these factors and adopt a business plan once the financing, regulatory and market aspects of PCS are less uncertain.

The Company has incurred losses since inception and will need to obtain capital in order to fund its interest payment obligations and for working capital and general corporate purposes. There can be no assurance that the Company can raise sufficient capital to fund its obligations and finance the construction of its networks. Accordingly, the lack of funding creates substantial doubt about the Company's ability to continue as a going concern.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents for which the carrying amount approximates fair value include highly liquid investments with a maturity of three months or less at the time of purchase.

ADMINISTRATIVE SERVICES

The Company and the Partnership has never had any paid employees. Lynch PCS F provided the Partnership, at its request, with certain services in connection with the Partnership's bidding for PCS licenses in the FCC auction in late 1996 through early 1997. Aside from that matter, neither the General Partner nor Lynch PCS F provided the Partnership or the Company with a substantial amount of services. Neither partner charged the Partnership or the Company for the services provided, as such amounts are not significant.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the carrying amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

                         East/West Communications, Inc.

                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                    Notes to Financial Statements (continued)

1. ACCOUNTING POLICIES (CONTINUED)

CAPITALIZED COSTS

Interest charges including commitment fees incurred prior to the granting of the licenses have been expensed. Subsequent to the license grant dates, and until operations commence, all interest charges and commitment fees on outstanding loan balances will be capitalized. These costs will be amortized over the remaining life of the respective loan when the Company commences operations. Capitalized interest, included in capitalized costs, amounted to $897,267 at December 31, 1997. Total interest charges amounted to $1,119,111, $698,166 and $1,817,277, respectively, for the year ended December 31, 1997, the period from July 26, 1996 (inception) to December 31, 1996, and for the period from July 26, 1996 (inception) to December 31, 1997.

The FCC licenses will be amortized over a period, consistent with the industry standard, not to exceed 40 years, which will begin when operations commence. Pursuant to FCC regulations, license holders are required to commence providing service to one-third of the population within the license area within 5 years from the date of award and two-thirds of the population within ten years from the date of award.

LOSS PER SHARE

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which was adopted by the Company in 1997 upon the issuance of its common stock. Basic loss per share is calculated by dividing net loss by the weighted average number of Class A and Class B common shares outstanding during the period. The basic and diluted loss per share for the year ended December 31, 1997 give effect to the issuance of the common stock of the Company as if the issuance occurred on January 1, 1997.

INCOME TAXES

Prior to December 4, 1997, no provision for income taxes was made in the financial statements as the partners were required to report their respective share of income or loss on their respective income tax returns. Beginning December 4, 1997, the Company accounts for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred taxes result from temporary differences in the recognition of revenues and expenses for income tax and financial reporting purposes. At December 31, 1997, defined tax liabilities represent the tax effect of taxable temporary differences (pertaining to capitalized costs) which existed at the date the Partnership converted into a C-Corporation.

2. RELATED PARTIES

Due to Limited Partner represents amounts due for interest, including commitment fees, on the loan outstanding which was to be repaid according to the terms of the loan (See Note 4).

                         East/West Communications, Inc.

                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                    Notes to Financial Statements (continued)

3. PARTNERSHIP AGREEMENT

The Partnership was formed in July 1996 to bid for PCS licenses in the "F-Block" auction. The General Partner originally contributed $100,200 to the Partnership for a 50.1% equity interest and the Limited Partner contributed $99,800 to the Partnership for a 49.9% equity interest.

Under the terms of the Partnership Agreement all deductions with respect to interest expense and commitment fees were allocated 99% to the Limited Partner and 1% to the General Partner. All profits of the Partnership were allocated 99% to the Limited Partner and 1% to the General Partner until the aggregate amount of all profits allocated to the Limited Partner and General Partner equal the deductions with respect to interest expense and commitment fees. Subsequently, all profits and losses were to be allocated to the Limited Partner and General Partner in proportion to their respective interests, 49.9% and 50.1%, respectively. On December 4, 1997, the Partnership was terminated.

4. LONG-TERM DEBT

Long-term debt consists of:

                                                                                               DECEMBER 31,
                                                                                          1997                    1996
                                                                                      ---------------------------------

   Limited Partner loan at a fixed rate of 15% due in 2001                                                 $11,800,000

   FCC financing of PCS licenses awarded in the following  markets and maturing in
     2007:
            Los Angeles, CA                                                           $  3,579,000                   -
            Washington, D.C.                                                             7,068,000                   -
            Sarasota, FL                                                                 1,322,400                   -
            Reno, NV                                                                     1,429,800                   -
            Santa Barbara, CA                                                            1,766,977                   -
                                                                                      ---------------------------------
                                                                                        15,166,177                   -
                                                                                      =================================
                                                                                       $15,166,177         $11,800,000
                                                                                      =================================

In connection with the PCS "F-Block" auction, $12.0 million was deposited with the FCC of which $11.8 million was borrowed from Lynch PCS F under a line of credit which was due and payable in five years. The interest rate on the outstanding borrowings under the line was fixed at 15%; additionally, a commitment fee of 20% per annum was charged on the total line of credit. On December 4, 1997, the balance of such loan was $7,835,221, including accrued interest and commitment fees. On such date, $4.5 million was contributed to the equity of the Partnership and the remaining balance of $3,335,221 was converted into 7,800 shares of redeemable preferred stock (see Note 6). At that time, the line of credit was terminated.

                         East/West Communications, Inc.

                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                    Notes to Financial Statements (continued)

4. LONG-TERM DEBT (CONTINUED)

All of the FCC financing bears interest at 6.25% per annum. Quarterly interest payments of $236,972 were required for the first two years of the license (1997 and 1998) and quarterly payments of principal and interest of $605,879 are required over the remaining eight years of the license term. These loans are secured by the licenses granted. In April 1997, the FCC suspended the interest payments on the debt. On March 24, 1998, the FCC indicated that such interest payments will be resumed not earlier than 90 days subsequent to publication in the Federal Register of its "Order on Reconsideration of the Second Report and Order." Such order was published on April 8, 1998, requiring the suspended payments (aggregating approximately $1,000,000) to be made in eight quarterly installments beginning in July 1998 in addition to regular interest payments.

There were no cash payments for interest for the periods ended December 31, 1997 and December 31, 1996.

Aggregate principal maturities of long-term debt for each of the next five years are as follows: 1998--$0 million, 1999--$0.743 million, 2000--$1.558 million,
2001--$1.658 million and 2002 $1.764 million.

5. COMMON STOCK

The Company has two classes of Common Stock authorized: Class A Common Stock and Class B Common Stock. The authorized capital stock of the Company consists of 3,600,000 shares of Class A Common Stock and 16,000,000 shares of Class B Common Stock. The holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available therefor. In the event of the liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities, if any, then outstanding.

Collectively, the shares of Class A Common Stock represent not more than 49.9% of the Company's voting interest, with each share of Class A Common Stock issued and outstanding having one vote per share on all matters except the election of directors or as otherwise provided by law. The holders of the Class A Common Stock as a class will be entitled to elect members to the Company's Board of Directors who collectively will represent two of the five votes of the Company's Board of Directors.

Collectively, the shares of Class B Common Stock represent at least 50.1% of the Company's voting interest, with each share of Class B Common Stock issued and outstanding having 5 votes per share on all matters except the election of directors or as otherwise provided by law. With respect to the election of directors, the Class B Common Stock, voting together as a class, may elect up to three members of the Company's Board of Directors.

                         East/West Communications, Inc.

                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                    Notes to Financial Statements (continued)



6. REDEEMABLE PREFERRED STOCK

The Company is authorized to issue 15,000 shares of Preferred Stock and at December 31, 1997 has outstanding 7,800 shares of Preferred Stock, par value $1,000 per share. The Preferred Stock (i) is entitled to preferred dividends at an annual rate of 5 shares of additional Preferred Stock for each one hundred shares of Preferred Stock outstanding, (ii) has no voting rights except as provided by law, and (iii) is entitled to be redeemed at $1,000 per share (plus accrued and unpaid dividends) on the earlier of (i) October 1, 2009, (ii) upon a change of control of the Class A or Class B Common Stock or (iii) upon the sale of one or more PCS licenses for cash or a non-cash sale under certain circumstances. The difference between the book value of such shares (which approximates fair value) and the redemption price is being amortized using the effective interest method to November 1, 2009. Accrued dividends and accretion on the preferred stock are included in the preferred stock accounts in the balance sheet.

7. LEGAL MATTERS

The United States Department of Justice has initiated an investigation to determine whether there has been bid rigging and market allocation for licenses auctioned by the FCC for PCS. The Company, together with various other bidders in the PCS auctions, has received a civil investigative demand ("CID") requesting documents and information relating to bidding, and in May 1997, the Company complied with the CID. The Company is not aware of what further action, if any, the Justice Department or the FCC may take and cannot estimate its exposure, if any, at this time.