Form 10QSB
period 1998-03-31
EAST WEST COMMUNICATIONS INC
filed 1998-05-20
CIK 1045602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark one)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1998

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


Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

As of April 1, 1998 there were 1,772,198 shares of the Registrant's Class A Common Stock outstanding and 1,779,301 shares of the Registrant's Class B Common Stock outstanding.

                                      INDEX

                         EAST/WEST COMMUNICATIONS, INC.


PART I      FINANCIAL INFORMATION

Item 1      Financial Statements

            Balance Sheet
            -           March 31, 1998
            -           December 31, 1997 (Audited)

            Statement of Operations
            -           Three months ending March 31, 1998 and 1997
            -           July 26, 1996 (Inception) to March 31, 1998

            Statements of Cash Flows
            -           Three months ending March 31, 1998 and 1997
            -           July 26, 1996 (Inception) to March 31, 1998

Item 2 Management Discussion and Analysis of Financial Condition and Results of Operations


PART II     OTHER INFORMATION

Item 6      Exhibits and Reports on Form 8-K

            Exhibit 27


SIGNATURES

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                         East/West Communications, Inc.

                   (A Development Stage Enterprise, formerly
                       Aer Force Communications B, L.P.)

                                 Balance Sheets

                                                                        March 31,             December 31,
                                                                          1998                    1997
                                                                     -------------------------------------
                                                                      (Unaudited)                 (A)
ASSETS
Current assets
   Cash and cash equivalents                                         $    246,880            $    254,427
   Deposit with FCC                                                          --                      --
                                                                     ------------            ------------
Total current assets                                                      246,880                 254,427

PCS Licenses                                                           18,957,721              18,957,721
Capitalized costs                                                       1,447,443               1,240,434
                                                                     ============            ============
Total assets                                                         $ 20,652,044            $ 20,452,582
                                                                     ============            ============

Liabilities and shareholder's equity (deficit)
Current liabilities:
   Accrued liabilities                                               $    860,013            $    654,853

Long-term debt:
     Loan from FCC                                                     15,166,177              15,166,177
Deferred income taxes                                                     500,000                 500,000

Redeemable preferred stock, $1000 par value; 5% cumulative
   dividends, 15,000 shares authorized, 7,800 issued and
   outstanding  (liquidation  value  - $7,800,000)
                                                                        3,536,930               3,389,487

Shareholder's equity (deficit):
Common stock, Class A, $.0001 par value, 3,600,000 shares
  authorized,  1,772,198 shares issued and outstanding                        177                     177
Common stock, Class B, $.0001 par value, 16,000,000 shares
  authorized, 1,779,301 shares issued and outstanding                         178                     178
Additional paid-in capital                                              4,949,645               4,949,645
Shareholder's deficit accumulated during the development stage         (4,361,076)             (4,207,935)
                                                                      -----------            ------------

Total shareholder's equity (deficit) accumulated during the
  development stage                                                       588,924                 742,065
                                                                     ============            ============
Total liabilities and shareholder's equity (deficit)                 $ 20,652,044            $ 20,452,582
                                                                     ============            ============

(A) The Balance Sheet at December 31, 1997 has been derived from the Audited Financial Statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes.

                         East/West Communications, Inc.

                    (A Development Stage Enterprise, formerly
                       Aer Force Communications B, L.P.)

                            Statements of Operations


                                                                                                      JULY 26, 1996
                                                                  THREE MONTHS ENDED                  (INCEPTION) TO
                                                                      MARCH 31.                          MARCH 31,
                                                              1998                   1997                  1998
                                                           --------------------------------------------------------

  Interest expense including commitment fees                      --             $  (743,054)          $(3,566,062)
  Deferred income tax expense                                     --                    --                (500,000)
  Other expenses                                              (8,464)                   --                 (96,815)
  Investment income                                            2,766                    --                   3,510
                                                           -----------           -----------           -----------
            Net loss                                          (5,698)               (743,054)           (4,159,367)

Dividend requirement on preferred stock                       (147,443)                 --                (201,709)
                                                           ===========           ===========           ===========
Loss applicable to common shares                           $  (153,141)          $  (743,054)          $ 4,361,076
                                                           ===========           ===========           ===========

Basic and diluted loss per share:
            Net loss                                       $      (.04)
                                                           ===========

Number of shares used in computation                         3,551,499
                                                           ===========

Net loss allocated to general partner (1%)                                       $    (7,431)
                                                                                 ===========

Net loss allocated to limited partner (99%)                                      $  (735,623)
                                                                                 ===========


See accompanying notes.

                         East/West Communications, Inc.

                   (A Development Stage Enterprise, formerly
                       Aer Force Communications B, L.P.)

                            Statements of Cash Flows


                                                                                                                       JULY 26, 1996
                                                                                      THREE MONTHS ENDED              (INCEPTION) TO
                                                                                           MARCH 31,                    MARCH 31,
                                                                                   1998                1997               1998
                                                                               -----------------------------------------------------

OPERATING ACTIVITIES
Net loss                                                                       $     (5,678)       $   (743,054)       $ (4,159,367)
Adjustments to reconcile net loss to net cash used
 in operating activities:
      Deferred income taxes                                                            --                  --               500,000
Changes in operating assets and liabilities:
      Accrued liabilities                                                            (1,849)               --                59,071
Interest accrued, including commitment fees                                            --               743,054           3,566,063
                                                                               ------------        ------------        ------------
Net cash used in operating activities                                                (7,457)               --               (34,233)

Investing activities
(Deposits with) refunds from the FCC                                                   --            10,104,228          (1,895,772)
Purchase of PCS licenses                                                               --                  --            (1,895,772)
Other                                                                                  --                  --               (11,617)
                                                                               ------------        ------------        ------------
Net cash (used in) provided by investing activities                                    --            10,104,228          (3,803,161)

Financing activities
Proceeds from the issuance of loans from the Limited Partner
                                                                                       --                  --            13,738,502
Repayment of loans from the Limited Partner                                            --           (10,104,228)        (10,104,228)
Capital contributions                                                                  --                  --               450,000
                                                                               ------------        ------------        ------------
Net cash provided by (used in) financing activities                                    --           (10,104,228)          4,084,274

Net change in cash and cash equivalents                                              (7,457)               --               246,880
Cash and cash equivalents at beginning of period                                    254,427                --                  --
                                                                               ============        ============        ============
Cash and cash equivalents at end of period                                     $    246,880        $       --          $    246,880
                                                                               ============        ============        ============



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

                         East/West Communications, Inc.

                   (A Development Stage Enterprise, formerly
                       Aer Force Communications B, L.P.)

                    Notes to Financial Statements (continued)

1. ACCOUNTING POLICIES (CONTINUED)

CAPITALIZED COSTS

Interest charges including commitment fees incurred prior to the granting of the licenses have been expensed. Subsequent to the license grant dates, and until operations commence, all interest charges and commitment fees on outstanding loan balances will be capitalized. These costs will be amortized over the remaining life of the respective loan when the Company commences operations. Capitalized interest, included in capitalized costs, amounted to $1,104,273 at March 31, 1998. Total interest charges amounted to $207,009, $173,054 and $2,024,287, respectively, for the three months ended March 31, 1998 and 1997 and for the period from July 26, 1996 (inception) to March 31, 1998.

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

LOSS PER SHARE

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which was adopted by the Company in 1997 upon the issuance of its common stock. Basic loss per share is calculated by dividing net loss by the weighted average number of Class A and Class B common shares outstanding during the period. The basic and diluted loss per share for the year ended March 31, 1998 give effect to the issuance of the common stock of the Company as if the issuance occurred on January 1, 1998.

INCOME TAXES

Prior to December 4, 1997, no provision for income taxes was made in the financial statements as the partners were required to report their respective share of income or loss on their respective income tax returns. Beginning December 4, 1997, the Company accounts for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred taxes result from temporary differences in the recognition of revenues and expenses for income tax and financial reporting purposes. At December 31, 1997, and March 31, 1998, deferred tax liabilities represent the tax effect of taxable temporary differences (pertaining to capitalized costs) which existed at the date the Partnership converted into a C-Corporation.

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

4. LONG-TERM DEBT

Long-term debt at March 31, 1998 and December 31, 1997 consists of:

FCC financing of PCS licenses awarded in the
 following markets and maturing in 2007:
  Los Angeles, CA                                    $ 3,579,000
  Washington, D.C                                      7,068,000
  Sarasota, FL                                         1,322,400
  Reno, NV                                             1,429,800
  Santa Barbara, CA                                    1,766,977
                                                     -----------
                                                      15,166,177
                                                     -----------
                                                     $15,166,177
                                                     ===========

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

                        East/West Communications, Inc.

                   (A Development Stage Enterprise, formerly
                       Aer Force Communications B, L.P.)

                    Notes to Financial Statements (continued)


4. LONG-TERM DEBT (CONTINUED)

All of the FCC financing bears interest at 6.25% per annum. Quarterly interest payments of $236,972 were required for the first two years of the license (1997 and 1998) and quarterly payments of principal and interest of $605,879 are required over the remaining eight years of the license term. These loans are secured by the licenses granted. In April 1997, the FCC suspended the interest payments on the debt through March 31, 1998. On March 24, 1998, the FCC indicated that such interest payments will be resumed not earlier than 90 days subsequent to publication in the Federal Register of its "Order on Reconsideration of the Second Report and Order." Such order was published on April 8, 1998, requiring the suspended payments (aggregating approximately $801,000) to be made in eight quarterly installments beginning in July 31, 1998 in addition to regular interest payments. Also on that date, accrued interest from March 31, 1998 to July 31, 1998 of $318,000 will be due.

There were no cash payments for interest for the periods ended March 31, 1998 and 1997.


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

8. YEAR 2000 (UNAUDITED)

The Company believes its information systems are in compliance with year 2000 information technology requirements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

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

            Unless the Company sells its PCS business or joint ventures its PCS licenses with an entity that has the capacity to provide substantial funds, the Company will need to raise substantial capital to fund its installment payments to the U.S. Government and the build out of its PCS licenses. Under the originally agreed to Government Financing, the Company has to make payments of approximately $948,000 in each of the first two years after award of the licenses, and $2,424,000 in each of years three through ten. The interest payments have been suspended, however, until July 31, 1998, at which time the Company will be required to make suspended interest payments in eight quarterly installments, in addition to regular interest payments. The Company does not have a reliable estimate of the cost to build out its PCS licenses but it is likely to be substantial.

            The Company will have to raise funds shortly in order to make interest payments on the Government Financing and for working capital and general corporate purposes. The report of the Company's independent auditors with respect to the financial statements of the Company as of and for the year ended December 31, 1997, the period from July 26, 1996 (inception) to December 31, 1996 and the period from July 26, 1996 (inception) to December 31, 1997 contains a paragraph as to the Company's ability to continue as a going concern. Among the factors cited by the auditors as raising substantial doubt as to the Company's ability to continue as a going concern is that, with respect to the periods covered, the Company has incurred losses since inception and has not yet adopted a business plan or determined how to finance its operations and will need to obtain capital in order to fund its interest payment obligations and for working capital and general corporate purposes.

LIQUIDITY AND CAPITAL RESOURCES

            The principal amount of debt (excluding accrued interest) on December 31, 1997 was $15,166,177, compared to shareholders equity of $588,924. During the period from July 26, 1996

(inception) to March 31, 1998, the Company had no revenues or operating profits and cannot predict when it may have any revenues or operating profits.

            The debt of the Company to the Limited Partner (including accrued interest and commitment fees) was $7,835,221 at December 4, 1997. Of that amount $4,500,000 was contributed as equity to the partnership and the remaining
$3,335,221 was converted into 7,800 shares of $1,000 par value redeemable preferred stock of the Registrant. The redeemable preferred stock accrues payment in-kind dividends at 5% per annum and is redeemable at par value plus including accrued dividends on November 1, 2009 or earlier upon certain circumstances.

            In April 1997, the FCC suspended interest payments on the government financing through March 31, 1998. On March 24, 1998, the FCC indicated that such interest will be resumed not earlier than 90 days subsequent to the publication in the Federal Register of the Order on Reconsideration. Such publication was made on April 8, 1998 requiring cumulative suspended interest payments to be made in eight quarterly installments of $100,000 each beginning on July 31, 1998, also on that date, accrued interest from the date the interest suspension ended, March 31, 1998, until July 31, 1998 is due. Accordingly, during the remainder of 1998, the Registrant will be required to make regularly scheduled interest payment of approximately $396,000, suspended interest payments of $220,000 and an accrued interest payment of $320,000, or total payments of $829,000. Interest payment for 1999 are projected to be $907,000. The Company will have to raise funds in order to make these cash commitments and others both through the end of 1999 and beyond, and there is no assurance it will be able to do so.

YEAR 2000 COMPLIANCE
The Company believes its information systems are in compliance with year 2000 information technology requirements.

SEASONALITY
The Company believes that its operations are not significantly effected by seasonality.

RISK FACTORS: FORWARD LOOKING STATEMENTS

            The management discussion and analysis and the information provided elsewhere in this Form 10-QSB contain forward looking statements regarding the Company's future plans, objectives and expected performance. Those statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward looking statements referred to above.

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

            By claiming status as an Entrepreneur, the Company qualified for the F-Block Auction. If the FCC were to determine that the Company did not satisfy the Entrepreneurs Requirements at the time it participated in the F-Block
Auction or that the Company fails to meet the ongoing Entrepreneurs Requirements, the FCC could revoke the Company's PCS licenses, fine the Company or take other enforcement actions, including imposing the Unjust Enrichment Penalties described below. Although the Company believes it has met the Entrepreneurs Requirements, there can be no assurance that it will continue to meet such requirements or that, if it fails to continue to meet such requirements, the FCC will not take action against the Company, which could include revocation of its PCS licenses.

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

            FCC rules impose build-out requirements that require PCS licensees to provide adequate service to at least one-third of the population in the licensed area within five years from the date of grant and two-thirds within ten years. The Company has not begun any build out of its licenses. There are also substantial restrictions on the transfer of control of C and F Block PCS licenses.

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

ITEM 6.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K


(A) DOCUMENTS FILED AS PART OF THIS REPORT

            (3) Exhibits
                        27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information purposes only and not filed.



(B) REPORTS ON FORM 8-K

            None

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed this 20th day of May, 1998 on its behalf by the undersigned, thereunto duly authorized.

                                           EAST/WEST COMMUNICATIONS, INC.



                                           By:/S/ VICTORIA KANE
                                              ----------------------------------
                                              Victoria Kane
                                              Chairman of the Board
                                              (Chief Executive Officer and Chief
                                              Financial Officer)