Form 10QSB
period 1998-06-30
EAST WEST COMMUNICATIONS INC
filed 1998-08-14
CIK 1045602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                JUNE 30, 1998
                               ---------------------------------------------

/ / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________________ to___________________


Commission File Number: 333-41007

                         EAST/WEST COMMUNICATIONS, INC.
                         ------------------------------
             (exact name of registrant as specified in its charter)

DELAWARE                                               13-3964837
--------                                               ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

350 Stuyvesant Avenue, New York, New York                 10580
-----------------------------------------                 -----
(Address of principle executive offices)               (Zip Code)

                                 (914) 921-6300
                                 --------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) has filed all reports to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days./X/ Yes / / No

As of August 1, 1998, there were 1,772,198 shares of the Registrant's Class A Common Stock outstanding and 1,779,301 shares of the Registrant's Class B Common Stock outstanding.

                                      INDEX

                         EAST/WEST COMMUNICATIONS, INC.


PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheet
            -  June 30, 1998
            -  December 31, 1997 (Audited)

            Statement of Operations
            -  Six months ending June 30, 1998 and 1997
            -  July 26, 1996 (inception) to June 30, 1998

            Statement of Cash Flows
            -  Six months ending June 30, 1998 and 1997
            -  July 26, 1996 (Inception) to June 30, 1998

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations

PART II.    OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

                                     PART I

Item 1.   Financial Statements

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                                 BALANCE SHEETS

FOR THE PERIOD ENDED:                                                           6/30/98                 12/31/97
                                                                          ---------------------------------------
                                                                              (Unaudited)                   (A)
ASSETS
Current Assets
      Cash and cash equivalents                                           $    201,624               $   254,427
      Deposit with FCC                                                               0                         0
                                                                          ------------               -----------
Total current assets                                                           201,624                   254,427

PCS Licenses                                                                18,957,721                18,957,721
Capitalized costs                                                            1,710,482                 1,240,434
                                                                          ============               ===========
Total assets                                                              $ 20,869,827               $20,452,582
                                                                          ============               ===========
LIABILITIES AND SHAREHOLDER'S EQUITY
    Current liabilities:
      Accrued liabilities                                                 $  1,083,420               $   654,853

Long-term debt:
      Loan from FCC                                                         15,166,177                15,166,177
Deferred income taxes                                                          500,000                   500,000

Redeemable preferred  stock,  $100 par value;  5% cumulative dividends,  15,000 shares authorized, 7,800 issued and
      outstanding (liquidation value - $7,800,000)                           3,704,222                 3,389,487

Shareholder's equity:
Common stock, Class A, $.0001 par value, 3,600,000 shares
      authorized, 1,772,198 shares issued and outstanding                          177                       177
Common stock, Class B, $.0001 par value, 16,000,000 shares
      authorized, 1,779,301 shares issued and outstanding                          178                       178
Additional paid-in capital                                                   4,949,645                 4,949,645
Shareholder's deficit accumulated during development stage                  (4,533,992)               (4,207,935)

Total shareholder's equity accumulated during the
      development stage                                                        416,008                   742,065
                                                                          ============               ===========
Total liabilities and shareholder's equity                                $ 20,869,827               $20,452,582
                                                                          ============               ============

(A) The Balance Sheet at December 31, 1997 has been derived from the Audited Financial Statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accountants' Compilation Report and accompanying notes.

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                            STATEMENTS OF OPERATIONS


                                                        JANUARY 1                      JANUARY 1                      JULY 26, 1996
                                                       TO JUNE 30,                    TO JUNE 30,                    (INCEPTION) TO
                                                           1998                          1997                         JUNE 30, 1998
                                                      ------------------------------------------------------------------------------
                                                       (Unaudited)

Investment income                                              5,734                              0                          6,478
Interest expense including commitment fees                         0                     (1,312,158)                    (3,566,062)
Deferred income tax expense                                        0                              0                       (500,000)
Other expenses                                               (17,056)                       (27,430)                      (105,407)
                                                      -----------------------------------------------------------------------------
          Net loss                                           (11,322)                    (1,339,588)                    (4,164,991)

Dividend requirement on preferred stock                     (314,735)                             0                       (369,001)
                                                      -----------------------------------------------------------------------------
Loss applicable to common shares                            (326,057)                    (1,339,588)                    (4,533,992)
                                                      =============================================================================

Basic and diluted loss per share:
          Net loss                                            (0.092)
                                                      ===============

Number of shares used in computation                       3,551,499
                                                      ===============

Net loss allocated to general partner (1%)                                                  (13,396)
                                                                                       =============

Net loss allocated to limited partner (99%)                                              (1,326,192)
                                                                                       =============



See Accountants' Compilation Report and accompanying notes.

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                            STATEMENTS OF CASH FLOWS

                                                                                                       JULY 26, 1996
                                                                     JANUARY 1        JANUARY 1        (INCEPTION) TO
                                                                     TO JUNE 30,      TO JUNE 30,          JUNE 30,
                                                                        1998            1997                 1998
                                                                   ---------------------------------------------------
                                                                    (Unaudited)
Cash Flows from Operating Activities:
      Net Loss                                                     $   (11,322)     $   (1,339,588)     $  (4,164,991)
      Adjustments to reconcile net income to net
            cash used by operating activities:
            Deferred income taxes                                                                             500,000
            Changes  in  operating  assets and liabilities:
                 Increase in accrued expenses                          (41,481)             27,430             19,438
                 Increase in accrued interest                                            1,312,158          3,566,064
                                                                   --------------------------------------------------
Net Cash Provided (Used) by Operating Activities                       (52,803)                  0            (79,489)

Cash Flows from Investing Activities:
      Deposits with FCC                                                                 10,104,228         (1,895,772)
      Purchase of PCS licenses                                                          (1,012,272)        (1,895,772)
      Other                                                                                                   (11,617)
                                                                   --------------------------------------------------
Net Cash Provided (Used) by Investing Activities                             0           9,091,956         (3,803,161)

Cash Flows from Financing Activities:
      Proceeds from the issuance of loans from the                           0
            Limited Partner                                                              1,012,272         13,738,502
      Repayment of loans from the Limited Partner                                      (10,104,228)       (10,104,228)
      Capital contributions                                                  0                   0            450,000
                                                                   --------------------------------------------------
Net Cash Provided (Used) by Financing Activities                             0          (9,091,956)         4,084,274

Increase (Decrease) in Cash                                            (52,803)                  0            201,624

Cash, beginning of period                                              254,427                   0                  0
                                                                   --------------------------------------------------

Cash, end of period                                                $   201,624      $            0      $     201,624
                                                                   ===================================================


See Accountants' Compilation Report and accompanying notes.

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998


NOTE 1   ACCOUNTING POLICIES:

         DESCRIPTION OF BUSINESS:
         East/West Communications, Inc. ("the Company") was incorporated on August 13, 1997, to succeed to the rights and obligations of Aer Force Communications B, L.P. ("the Partnership"). The Partnership was formed in July 1996, to bid for personal communications services ("PCS") licenses in the Federal Communications Commission's ("FCC") F-Block auction. PCS is a second generation digital wireless service utilizing voice, video or data devices that allow people to communicate at anytime and virtually anywhere. Over the past three years, the FCC auctioned off PCS licenses, a total of 120 MHZ of spectrum, falling within six separate frequency blocks labeled A through F. Frequency blocks C and F were designated by the FCC as "entrepreneurial blocks." Certain qualifying small businesses including the Partnership were afforded bidding credits in the auctions as well as government financing of the licenses acquired. The Partnership won five licenses in 1997 to provide personal communications services over 10Mhz of spectrum to a population of approximately 21 million, including Los Angeles and Washington, D.C. Aer Force Communications, Inc. was the General Partner of the Partnership with a 50.1% equity interest. Lynch FCS Corporation F ("Lynch PCS F"), a wholly-owned subsidiary of Lynch Corporation ("Lynch"), a publicly held company, was the Limited Partner of the Partnership with a 49.9% equity interest.

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

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 1   DESCRIPTION OF BUSINESS (CON'T):
         Immediately thereafter, Lynch PCS F dividended 39.9% of the Common Stock of the Company to Lynch which, in turn, dividended this interest to its shareholders. In addition, Lynch PCS F transferred the remaining 10% of Common Stock of the Company held by it to Gabelli Funds, Inc., an affiliate of the Chairman and CEO of Lynch, in satisfaction of a previously incurred obligation. Also at that time, Lynch PCS F converted the remaining principal amount of its loan to the Partnership of $3,335,221 (after the capital contribution of $4,500,000) into a redeemable preferred stock of the Company (see Note 5). Under the terms of this conversion the Limited Partner's prior obligation to make further loans to the Partnership was terminated.

         BASIS OF PRESENTATION:
         The financial statements are prepared in conformity with generally accepted accounting principles applicable to a development stage enterprise.

         The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

         The Company believes that its PCS licenses have substantial potential. However, the Company has not yet adopted a business plan or determined how to finance its operations because of uncertainties relating to PCS. Therefore, the Company has not yet determined whether to develop its PCS licenses on its own, to joint venture its licenses with other PCS or wireless telephone licensees or operators, or to sell some or all of its licenses. The Company expects to continually evaluate these factors and adopt a business plan once the financing, regulatory and market aspects of the PCS are less uncertain.

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

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998


NOTE 1   CASH AND CASH EQUIVALENTS:
         Cash and cash equivalents for which the carrying amount approximates fair value include highly liquid investments with a maturity of three months or less at the time of purchase.

         ADMINISTRATIVE SERVICES:
         The Company and the Partnership has never had any paid employees. Lynch PCS F provided the Partnership, at its request, with certain services in connection with the Partnership's bidding for PCS licenses in the FCC auction in late 1996 through early 1997. Aside from that matter, neither the General Partner nor Lynch PCS F provided the Partnership or the Company with a substantial amount of services. Neither partner charged the Partnership or the Company for the services provided, as such amounts are not significant.

         USE OF ESTIMATES:
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the carrying amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

         CAPITALIZED COSTS:
         Interest charges including commitment fees incurred prior to the granting of the licenses have been expensed. Subsequent to the license grant dates, and until operations commence, all interest charges and commitment fees on outstanding loan balances will be capitalized. These costs amounting to $1,710,250 will be amortized over the remaining life of the respective loan when the Company commences operations. The capitalized costs included $1,367,311 of capitalized interest at June 30, 1998. Total interest charges amounted to $470,047, $221,845 and $2,287,324 respectively, for the six months ended June 30, 1998 and 1997 and for the period from July 26, 1996 (inception) to June 30, 1998.

         The PCS licenses will be amortized over a period, consistent with the industry standard, not to exceed 40 years, which will begin when operations commence.

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998


NOTE 1   CAPITALIZED COSTS (CON'T):
         Pursuant to FCC regulations, license holders are required to commence providing service to one-third or the population within the license area within five years from the date of award and two-thirds of the population within ten years from the date of award.

         LOSS PER SHARE:
         In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which was adopted by the Company in 1997 upon the issuance of its common stock. Basic loss per share is calculated by dividing net loss by the weighted average number of Class A and Class B common shares outstanding during the period. The Basic and diluted loss per share for the year ended December 31, 1997 give effect to the issuance of the common stock of the Company as if the issuance occurred on January 1, 1997, and there is no change in the number of shares at June 30, 1998.

         INCOME TAXES:
         Prior to December 4, 1997, no provision for income taxes was made in the financial statements as the partners were required to report their respective share of income or loss on their respective income tax returns. Beginning December 4, 1997, the Company accounts for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred taxes result from temporary differences in the recognition of revenues and expenses for income tax and financial reporting purposes. At December 31, 1997, and at June 30,1998 defined tax liabilities represent the tax effect of taxable temporary differences (pertaining to capitalized costs) which existed at the date the Partnership converted to a C-Corporation.

NOTE 2   RELATED PARTIES:
         Due to Limited Partner represents amounts due for interest, including commitment fees, on the loan outstanding which was to be repaid according to the terms of the loan (See Note 4).

NOTE 3   PARTNERSHIP AGREEMENT:
         The Partnership was formed in July 1996 to bid for PCS licenses in the "F-Block" auction. The General Partner originally contributed $100,200 to the Partnership for a 50.1% equity interest and the Limited Partner contributed $99,800 to the Partnership for a 49.9% equity interest.

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998


NOTE 3   PARTNERSHIP AGREEMENT (CON'T):
         Under the terms of the Partnership Agreement all deductions with respect to interest expense and commitment fees were allocated 99% to the Limited Partner and 1% to the General Partner. All profits of the Partnership were allocated 99% to the Limited Partner and 1% to the General Partner until all the aggregate amount of all profits allocated to the Limited Partner and General Partner equal the deductions with respect to interest expense and commitment fees. Subsequently, all profits and losses were to be allocated to the Limited Partner and General Partner in proportion to their respective interests, 49.9% and 50.1%, respectively. On December 4, 1997, the Partnership was terminated.

NOTE 4   LONG TERM DEBT:

         Long term debt as of June 30, 1998 and December 31, 1997 consists of :

         PCC financing of PCS licenses awarded in the following markets and maturing in 2007:

             Los Angeles, CA                 $    3,579,000
             Washington, D.C.                     7,068,000
             Sarasota, FL                         1,322,400
             Reno, NV                             1,429,800
             Santa Barbara, CA                    1,766,977
                                              -------------
                                                $15,166,177

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

         All of the FCC financing bears interest at 6.25% per annum. Quarterly interest payments of $236,972 were required for the first two years of the license

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 4   LONG TERM DEBT (CON'T):
         (1997 and 1998) and quarterly payments of principle and interest of $605,879 are required over the remaining eight years of the license term. These loans are secured by the licenses granted. In April 1997, the FCC suspended the interest payments on the debt through June 30, 1998. On March 24, 1998, the FCC indicated that such interest payments will be resumed not earlier that 90 days subsequent to publication in the Federal Register of its "Order on Reconsideration of the Second Report and Order." Such order was published on April 8, 1998, requiring the suspended payments (aggregating approximately $801,000) to be made in eight quarterly installments beginning on July 31, 1998 in addition to regular interest payments. Also on that date, accrued interest from March 31, 1998 to July 31, 1998 of $318,000 will be due.

         There was no cash payments for interest for the periods ended March 31, 1998 and December 31, 1997.

         Aggregate principle maturities of long-term debt for each of the next five years are as follows: 1998--$0 million, 1999--$0.743 million, 2000--$1.558 million, 2001--$1.658 million and 2002--$1.764 million.

 NOTE 5  COMMON STOCK :
         The Company has two classes or Common Stock authorized: Class A Common Stock and Class B Common Stock. The authorized capital stock of the Company consists of 3,600,000 shares of Class A Common Stock and 16,000,000 shares of Class B Common Stock. The holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available therefor. In the event of the liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities, if any, then outstanding.

         Collectively, the shares of Class A Common Stock represent not more than 49.9% of the Company's voting interest, with each share of Class A Common Stock issued and outstanding having one vote per share on all matters except the election of directors or as otherwise provided by law. The holders of the Class A Common Stock as a class will be entitled to elect members to the

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998


NOTE 5   COMMON STOCK (CON'T):
         Company's Board of Directors who collectively will represent two of the five votes of the Company's Board of Directors.

         Collectively, the shares of Class B Common Stock represent at least 50.1% of the Company's voting interest, with each shares of Class B Common Stock issued and outstanding having 5 votes per share on all matters except the election of directors or as otherwise provided by law. With respect to the election of directors, the Class B Common Stock, voting together as a class, may elect up to three members of the Company's Board of Directors.

 NOTE 6  REDEEMABLE PREFERRED STOCK :
         The Company is authorized to issue 15,000 shares of Preferred Stock and at December 31, 1997 has outstanding 7,800 shares of Preferred Stock, par value $1,000 per share. The Preferred Stock (I) is entitled to preferred dividends at an annual rate of five (5) shares of additional Preferred Stock for each one hundred shares of Preferred Stock outstanding, (ii) has no voting rights except as provided by law, and
         (iii) is entitled to be redeemed at $1,000 per share (plus accrued and unpaid dividends) on the earlier of (i) October 1, 2009, (ii) upon a change of control of the Class A or Class B Common Stock or (iii) upon the sale of one or more PCS licenses for cash or a non-cash sale under certain circumstances. The difference between the book value of such shares (which approximates fair value) and the redemption price is being amortized using the effective interest method to November 1, 2009. Accrued dividends and accretion on the preferred stock are included in the preferred stock accounts in the balance sheet.

 NOTE 7  LEGAL MATTERS :
         The United States Department of Justice has initiated an investigation to determine whether there has been bid rigging and market allocation for licenses auctioned by the FCC for PCS. The Company, together with various other bidders in the PCS auctions, has received a civil investigative demand ("CID") requesting documents and information relating to bidding, and in May 1997, the Company complied with the CID. The Company is not aware of what further action, if any, the Justice Department or the FCC may take and cannot estimate its exposure, if any, at this time.

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998


NOTE 8   YEAR 2000 (UNAUDITED):
         The Company believes its information systems are in compliance with year 2000 information technology requirements.

NOTE 9   SUBSEQUENT EVENT:
         Management has elected to defer payment of interest due on July 31, 1998 in the amount of $420,282. The automatic 60-day non-delinquency period is extended to 90 days. Payments made within this 90-day non-deliquency period will be assessed a 5 percent late payment fee. The Corporation continues to address various means of raising capital including, but not limited to, a right offering to existing shareholders, loans from institutions or other lenders or sale of assets or stocks.

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

Liquidity and Capital Resources

            The principal amount of debt (excluding accrued interest) on December 31, 1997 was $15,166,177, compared to shareholders equity of $588,924. During the period from July 26, 1996 (inception) to June 30, 1998, the Company had no revenues or operating profits and cannot predict when it may have any revenues or operating profits.

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

            In April 1997, the FCC suspended interest payments on the government financing through March 31, 1998. On March 24, 1998, the FCC indicated that such interest will be resumed not earlier than 90 days subsequent to the publication in the Federal Register of the Order on Reconsideration. Such publication was made on April 8, 1998 requiring cumulative suspended interest payments to be made in eight quarterly installments of $104,000 each beginning on July 31, 1998, also on that date, the accrued interest of $316,000 from the date the interest suspension ended, March 31, 1998, until July 31, 1998. Accordingly, during the remainder of 1998, the Registrant will be required to make additional scheduled interest payments totalling $311,000 plus suspended interest payment of $104,000. Total interest payments require for year 1998 amounts to $835,000. Interest payments for 1999 are projected to be $907,000.

            Management has elected to defer payments of interest due on July 31, 1998 in the amount of $420,282. The automatic 90-day non-delinquency period will result in a 5 percent late payment fee. The Corporation continues to address various means of raising capital including, but not limited to, a right offering to existing shareholders, loan from institutions or other lenders or sale of assets or stocks.

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

         (A)   Documents files as part of the Report

               (3)  Exhibits

                    27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                           Commission for information purposes only and not filed.

         (B)   Report on Form 8-K

               None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                EAST/WEST COMMUNICATIONS, INC.



                                By: /s/ Victoria Kane
                                    ---------------------------------
                                   Victoria Kane
                                   Chairman of the Board
                                   (Chief Executive Officer and Chief Financial
                                   Officer)

Dated:  August 14, 1998