Form 10QSB
period 1998-09-30
EAST WEST COMMUNICATIONS INC
filed 1998-11-16
CIK 1045602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10QSB

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                September 30, 1998
                               -------------------------------------------------


/ / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------

Commission File Number: 333-41007
                       ---------------------------------------------------------


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


Check whether the issuer (1) has filed all reports to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.(X) Yes( ) No

As of October 1, 1998, there were 1,772,198 shares of the Registrant's Class A Common Stock outstanding and 1,779,301 shares of the Registrant's Class B Common Stock outstanding.

                         EAST/WEST COMMUNICATIONS, INC.

                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



                                      INDEX
                                      -----

                                                                            PAGE
                                                                            ----

Accountants' Compilation Report                                               1

Balance Sheets                                                                2

Statements of Operations                                                      3

Statements of Cash Flows                                                      4

Notes to Financial Statements                                              5-12

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                                 BALANCE SHEETS

FOR THE PERIOD ENDED:                                                                        09/30/98            12/31/97
                                                                                          ----------------------------------
                                                                                           (Unaudited)              (A)
ASSETS
Current Assets
      Cash and cash equivalents                                                           $    198,102          $    254,427
      Deposit with FCC                                                                               0                     0
                                                                                          ----------------------------------
Total current assets                                                                           198,102               254,427

PCS Licenses                                                                                18,957,721            18,957,721
Capitalized costs                                                                            1,970,000             1,240,434
                                                                                          ----------------------------------
Total assets                                                                              $ 21,125,823          $ 20,452,582
                                                                                          ==================================
                                                                                                                ============

LIABILITIES AND SHAREHOLDER'S EQUITY Current liabilities:
      Accrued liabilities                                                                 $  1,343,026          $    654,853

Long-term debt:
      Loan from FCC                                                                         15,166,177            15,166,177
Deferred income taxes                                                                          500,000               500,000

Redeemable preferred stock,  $1,000 par value; 5% cumulative  dividends,                        16,000
      shares authorized, 7,800 issued and
      outstanding (liquidation value - $7,800,000)                                           3,864,198             3,389,487

Shareholder's equity:
Common stock, Class A, $.0001 par value, 3,600,000 shares
      authorized, 1,772,198 shares issued and outstanding                                          177                   177
Common stock, Class B, $.0001 par value, 16,000,000 shares
      authorized, 1,779,301 shares issued and outstanding                                          178                   178
Additional paid-in capital                                                                   4,949,645             4,949,645
Shareholder's deficit accumulated during development stage                                  (4,697,578)           (4,207,935

Total shareholder's equity accumulated during the
      development stage                                                                        252,422               742,065
                                                                                          ----------------------------------
Total liabilities and shareholder's equity                                                $ 21,125,823          $ 20,452,582
                                                                                          ==================================

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

See Accountants' Compilation Report and accompanying notes.

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                            STATEMENTS OF OPERATIONS


                                                                 JANUARY 1            JANUARY 1        JULY 26, 1996
                                                                TO SEPT 30,          TO SEPT 30,      (INCEPTION) TO
                                                                    1998                1997           SEPT 30, 1998
                                                             --------------------------------------------------------
                                                               (Unaudited)

Investment income                                                  8,266                     0                 9,010

Interest expense including commitment fees                             0            (1,720,076)           (3,566,062)
Deferred income tax expense                                            0                     0              (500,000)
Other expenses                                                   (23,198)              (27,430)             (111,549)
                                                              -------------------------------------------------------
          Net loss                                               (14,932)           (1,747,506)           (4,168,601)

Dividend requirement on preferred stock                         (474,711)                    0              (528,977)
                                                              -------------------------------------------------------
Loss applicable to common shares                                (489,643)           (1,747,506)           (4,697,578)
                                                              =======================================================

Basic and diluted loss per share:
          Net loss                                                (0.138)
                                                              ================

Number of shares used in computation                           3,551,499
                                                              ================

Net loss allocated to general partner (1%)                                             (17,475)
                                                                                  ================

Net loss allocated to limited partner (99%)                                         (1,730,031)
                                                                                  ================




See Accountants' Compilation Report and accompanying notes.

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                            STATEMENTS OF CASH FLOWS

                                                                                                        JULY 26, 1996
                                                                   JANUARY 1          JANUARY 1        (INCEPTION) TO
                                                                  TO SEPT 30,        TO SEPT 30,          SEPT 30,
                                                                      1998               1997               1998
                                                               ------------------------------------------------------
                                                                 (Unaudited)
Cash Flows from Operating Activities:
      Net Loss                                                 $    (14,932)        $ (1,747,506)        $ (4,168,601)
      Adjustments to reconcile net income to net
            cash used by operating activities:
            Deferred  income  taxes                                                                           500,000
            Changes  in  operating  assets and
            liabilities:
                 Increase (decrease) in accrued expenses            (41,393)                   0               19,526
                 Increase in accrued interest                                          1,720,076            3,566,064
                                                               ------------------------------------------------------
Net Cash Provided (Used) by Operating Activities                    (56,325)             (27,430)             (83,011)

Cash Flows from Investing Activities:
      Deposits with FCC                                                               10,104,228           (1,895,772)
      Purchase of PCS licenses                                                        (1,895,772)          (1,895,772)
      Other                                                                              (15,300)             (11,617)
                                                               ------------------------------------------------------
Net Cash Provided (Used) by Investing Activities                          0            8,193,156           (3,803,161)

Cash Flows from Financing Activities:
      Proceeds from the issuance of loans from the                        0
            Limited Partner                                                            1,938,502           13,738,502
      Repayment of loans from the Limited Partner                                    (10,104,228)         (10,104,228)
      Capital contributions                                               0                    0              450,000
                                                               ------------------------------------------------------
Net Cash Provided (Used) by Financing Activities                          0           (8,165,726)           4,084,274

Increase (Decrease) in Cash                                         (56,325)                   0              198,102

Cash, beginning of period                                           254,427                    0                    0
                                                               ------------------------------------------------------

Cash, end of period                                            $    198,102         $          0         $    198,102
                                                               ======================================================




See Accountants' Compilation Report and accompanying notes.

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


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

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


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

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


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

           CAPITALIZED COSTS:
           Interest charges including commitment fees incurred prior to the granting of the licenses have been expensed. Subsequent to the license grant dates, and until operations commence, all interest charges and commitment fees on outstanding loan balances will be capitalized. These costs amounting to $1,969,770 will be amortized over the remaining life of the respective loan when the Company commences operations. The capitalized costs included $1,626,831 of capitalized interest and late fee penalty of $20,600 at September 30, 1998. Total interest charges amounted to $729,567, $221,845 and $2,546,843 respectively, for the nine months ended September 30, 1998 and 1997 and for the period from July 26, 1996 (inception) to September 30, 1998.

           The PCS licenses will be amortized over a period, consistent with the industry standard, not to exceed 40 years, which will begin when operations commence.

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


NOTE 1     CAPITALIZED COSTS (CON'T):

           Pursuant to FCC regulations, license holders are required to commence providing service to one-third or the population within the license area within five years from the date of award and two-thirds of the population within ten years from the date of award.

           LOSS PER SHARE:
           In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which was adopted by the Company in 1997 upon the issuance of its common stock. Basic loss per share is calculated by dividing net loss by the weighted average number of Class A and Class B common shares outstanding during the period. The Basic and diluted loss per share for the year ended December 31, 1997 give effect to the issuance of the common stock of the Company as if the issuance occurred on January 1, 1997, and there is no change in the number of shares at September 30, 1998.

           INCOME TAXES:
           Prior to December 4, 1997, no provision for income taxes was made in the financial statements as the partners were required to report their respective share of income or loss on their respective income tax returns. Beginning December 4, 1997, the Company accounts for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred taxes result from temporary differences in the recognition of revenues and expenses for income tax and financial reporting purposes. At December 31, 1997, and at September 30, 1998 defined tax liabilities represent the tax effect of taxable temporary differences (pertaining to capitalized costs) which existed at the date the Partnership converted to a C-Corporation.

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

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


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

NOTE 4     LONG TERM DEBT:

           Long term debt as of September 30, 1998 and December 31, 1997 consists of :

           PCC financing of PCS licenses awarded in the following markets and maturing in 2007:
                  Los Angeles, CA                          $   3,579,000
                  Washington, D.C.                             7,068,000
                  Sarasota, FL                                 1,322,400
                  Reno, NV                                     1,429,800
                  Santa Barbara, CA                            1,766,977
                                                            ------------
                                                             $15,166,177

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

           All of the FCC financing bears interest at 6.25% per annum. Quarterly interest payments of $236,972 were required for the first two years of the license

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


NOTE 4     LONG TERM DEBT (CON'T):
           (1997 and 1998) and quarterly payments of principle and interest of $605,879 are required over the remaining eight years of the license term. These loans are secured by the licenses granted. In April 1997, the FCC suspended the interest payments on the debt through March 31, 1998. On March 24, 1998, the FCC indicated that such interest payments will be resumed not earlier that 90 days subsequent to publication in the Federal Register of its "Order on Reconsideration of the Second Report and Order." Such order was published on April 8, 1998, requiring the suspended payments (aggregating $805,490) to be made in eight quarterly installments of $100,686 beginning in July 1998, plus regular interest payments for the period of March 31, 1998 to July 31, 1998, of $311,324. Payment was made on October 28, 1998, within the 90-day non-delinquency period, in the amount of $432,611 comprising accrued interest of $412,010 and a 5% penalty of $20,600.

           There was no cash payments for interest for the periods ended September 30, 1998 and December 31, 1997.

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

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


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

NOTE 6     REDEEMABLE PREFERRED STOCK :
           The Company is authorized to issue 16,000 shares of Preferred Stock and at December 31, 1997 has outstanding 7,800 shares of Preferred Stock, par value $1,000 per share. The Preferred Stock (I) is entitled to preferred dividends at an annual rate of five (5) shares of additional Preferred Stock for each one hundred shares of Preferred Stock outstanding, (ii) has no voting rights except as provided by law, and (iii) is entitled to be redeemed at $1,000 per share (plus accrued and unpaid dividends) on the earlier of (i) October 1, 2009, (ii) upon a change of control of the Class A or Class B Common Stock or (iii) upon the sale of one or more PCS licenses for cash or a non-cash sale under certain circumstances. The difference between the book value of such shares (which approximates fair value) and the redemption price is being amortized using the effective interest method to November 1, 2009. Accrued dividends and accretion on the preferred stock are included in the preferred stock accounts in the balance sheet.

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

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


NOTE 8     YEAR 2000 (UNAUDITED):
           The Company believes its information systems are in compliance with year 2000 information technology requirements.

NOTE 9     SUBSEQUENT EVENTS:
           Management has elected to defer payment of interest due on loan to payable to FCC due on October 31, 1998 in the amount of $337,658. Payments issued within 90 days of due date will be subject to a 5% penalty and 15% penalty if paid within 90 to 180 days of due date.

           On October 22, 1998, the Board of Directors of the Company authorized the Company to borrow up to $300,000 from certain directors of the Company. The loans are evidenced by promissory notes (the "Notes") in the amount of $150,000 each to Mario J. Gabelli and T. Gibbs Kane, Jr., which bear interest at a rate of 5.00% per year, and which become due and payable on the earlier of I) October 22, 1999 or ii) upon the receipt of proceeds from an offering of rights (the "Rights Offering") to purchase shares of Class A Common Stock, sufficient to pay the full amount of principal and interest then owed on the Notes. The Company plans to offer rights in connection with such Rights Offering to existing shareholders of the Company's Class A Common Stock during late 1998 or early 1999.

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

            The  Company   believes  that  its  PCS  licenses  have  substantial
potential. However, the Company has not yet adopted a business plan or determined how to finance its operations because of uncertainties relating to PCS, which makes evaluation difficult, including without limitation the newness of PCS, financing, affiliation and technology issues and the financial problems of certain C-Block licensees. Therefore, Company has not yet determined whether to develop its PCS licenses on its own, joint venture its licenses with other PCS or wireless telephone licenses holders or operators or others, or sell some or all of its licenses. The Company expects to continually evaluate these factors and to adopt a plan or plans once the financing, regulatory and market aspects of PCS are less uncertain. The Company's principal expense to date has been interest (including commitment fees) plus minor administrative expenses.

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

Liquidity and Capital Resources

            The principal amount of debt (excluding accrued interest) on December 31, 1997 was $15,166,177, compared to shareholders equity of $588,924. During the period from July 26, 1996 (inception) to September 30, 1998, the Company had no revenues or operating profits and cannot predict when it may have any revenues or operating profits.

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

            In April 1997, the FCC suspended interest payments on the government financing through March 31, 1998. On March 24, 1998, the FCC indicated that such interest will be resumed not earlier than 90 days subsequent to the publication in the Federal Register of the Order on Reconsideration. Such publication was made on April 8, 1998 requiring cumulative suspended interest payments to be made in eight quarterly installments of $100,686 each beginning on July 31, 1998, also on that date, the accrued interest of $311,324 from the date the interest suspension ended, March 31, 1998, until July 31, 1998. Payment was made on October 28, 1998, within the 90-day non-delinquency period, in the amount of $432,611 comprising accrued interest of $412,010 and a 5% penalty of $20,600. Accordingly, during the remainder of 1998, the Registrant will be required to issue an additional interest payment of $236,972 plus suspended interest of $100,686. Total interest payments required for year 1998 amounts to $770,269. Interest payments for 1999, are projected to be $944,810 plus quarterly suspended interest of $402,744 for the year.

            Management has elected to defer payment of interest due on loan to payable to FCC due on October 31, 1998 in the amount of $337,658. Payments issued within 90 days of due date will be subject to a 5% penalty and 15% penalty if paid within 90 to 180 days of due date.

            On October 22, 1998, the Board of Directors of the Company authorized the Company to borrow up to $300,000 from certain directors of the Company. The loans are evidenced by promissory notes (the "Notes") in the amount of $150,000 each to Mario J. Gabelli and T. Gibbs Kane, Jr., which bear interest at a rate of 5.00% per year, and which become due and payable on the earlier of
I) October 22, 1999 or ii) upon the receipt of proceeds from an offering of rights (the "Rights Offering") to purchase shares of Class A Common Stock, sufficient to pay the full amount of principal and interest then owed on the Notes. The Company plans to offer rights in connection with such Rights Offering to existing shareholders of the Company's Class A Common Stock during late 1998 or early 1999.

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

                                          EAST/WEST COMMUNICATIONS, INC.

                                          By:/s/ Victoria Kane
                                            ------------------------------------
                                            Victoria Kane
                                            Chairman of the Board
                                            (Chief Executive Officer and Chief
                                              Financial Officer)

Dated:  November 13, 1998