Form 10KSB
period 1998-12-31
EAST WEST COMMUNICATIONS INC
filed 1999-04-01
CIK 1045602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark one)
/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1998

                                       OR
/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ________to________

                         Commission file number: 0-23127

                         EAST/WEST COMMUNICATIONS, INC.
                 (Name of Small Business Issuer in its Charter)

           DELAWARE                                  13-3964837
    (State of Incorporation)             (I.R.S. Employer identification number)

                   350 STUYVESANT AVENUE, RYE, NEW YORK 10580
          (Address of principal executive offices, including zip code)

                                 (914) 921-6300
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act: CLASS A COMMON STOCK, PAR VALUE $.0001

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

The Issuer's revenues for the fiscal year ended December 31, 1998 were $0.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,238,863 as of March 30, 1999. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination by the Registrant that such individuals are, in fact, "affiliates" of the Registrant.

As of March 30, 1999 there were 1,772,198 shares of the Registrant's Class A Common Stock outstanding and 1,779,301 shares of the Registrant's Class B Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes / /    No /X/

                                     PART I


ITEM 1. BUSINESS

                                   THE COMPANY

         East/West Communications, Inc. holds five 10 megahertz personal communications services ("PCS") licenses to serve a population of approximately 21 million, including two of the top ten markets, Los Angeles, California and Washington D.C., plus Sarasota, Florida, Reno, Nevada and Santa Barbara, California. The total cost of these licenses was approximately $19 million, after a 25% bidding credit provided by the Federal Communications Commission. 80% of the cost of the licenses (or $15.2 million) was financed over ten years by the Federal Communications Commission ("FCC"), with only payments of interest during the first two years. Currently, principal payments are scheduled to begin on July 31, 1999.

         We believe that there are significant growth opportunities in the wireless telecommunications industry and that our PCS licenses have substantial potential. According to the Cellular Telecommunications Industry Association, there are 60.8 million wireless telephone subscribers in the United States, representing an overall wireless penetration rate of 22.4% and a subscriber growth rate of 24.9% from June 30, 1997. Paul Kagan Associates, Inc., a leading telecommunications consultant, estimates that the number of cellular and PCS wireless service subscribers will reach 98.4 million by 2001. We believe that a significant portion of the predicted growth in the consumer market for wireless telecommunications will result from anticipated declines in costs of service, increased functional versatility, and increased awareness of the productivity, convenience and privacy benefits associated with the services provided by PCS providers, which are the first direct wireless competitors of cellular providers to offer all-digital mobile networks. We also believe that the rapid growth of notebook computers and personal digital assistants, combined with emerging software applications for delivery of electronic mail, fax and database searching, will contribute to the growing demand for wireless service.

         We have not yet adopted a business plan or determined how to finance our operations, due in part to uncertainties relating to PCS, which makes evaluation difficult, including the newness of PCS, financing, affiliation and technology issues and the financial problems of certain C-Block licensees. We have not yet determined whether to develop our PCS licenses on our own, joint venture our licenses with other PCS or wireless telephone licenses holders or operators or others, or sell some or all of our licenses. We expect to continually review these factors and to adopt a plan once the financing, regulatory and market aspects of PCS are less uncertain. East/West stock involves a substantial degree of risk. See "Risk Factors."

         Our address is 350 Stuyvesant Avenue, Rye, New York 10580. Our telephone number is (914) 921-6300.

                                  RISK FACTORS

EAST/WEST IS A DEVELOPMENT STAGE COMPANY WITH HISTORICAL AND EXPECTED FUTURE OPERATING LOSSES AND CANNOT OFFER ASSURANCE OF FUTURE PROFITABLITY.

          We are at an early stage of our development and have no operating history. We have incurred cumulative net losses through December 31, 1998 of $4,238,185. These losses arose primarily from interest expense on loans for organizational and start-up activities and acquisition of PCS licenses in the F-Block Auction and operating expenses. We are subject to all of the risks typically associated with a start-up entity. The report of our independent auditors with respect to our financial statements as of December 31, 1998 and 1997, for the years ended December 31, 1998 and 1997 and the period from July 26, 1996 (inception) to December 31, 1998 contains a paragraph indicating that substantial doubt exists as to our ability to continue as a going concern.

          PCS networks have an extremely limited operating history in the United States and we cannot assure you that operation of these networks will become profitable. There is also uncertainty as to the extent of customer demand for PCS networks. We have not had any revenue from operations to date and do not know when, if ever, we may have positive cash flow. Unless we raise additional funds, we cannot meet our interest obligations on our government debt. We will have to raise funds in the near future in the form of debt or equity financing in order to continue to make interest or principal payments on our current debt and for working capital and general corporate purposes. We cannot assure you that we can raise sufficient funds. In addition, if we were to raise funds through equity financing, it could cause substantial dilution to the net book value of our common stock.

EAST/WEST HAS SUBSTANTIAL DEBT OBLIGATIONS TO THE FCC THAT IT MAY NOT BE ABLE TO REPAY.

           Our leverage is substantial in relation to our equity. As of December 31, 1998, our total indebtedness was $15.5 million which is owed to the FCC and certain of our directors; we have $7.8 million of preferred stock subject to mandatory redemption under certain circumstances; and our stockholders' equity was approximately $23,000. We are required to make interest payments to the FCC on April 29, 1999 in the amount of $388,307 and on May 1, 1999 in the amount of 354,541. Under FCC rules, scheduled payments may be delayed for up to 90 days upon payment of a 5% penalty and for 90-180 days upon payment of a 15% penalty. The April 29, 1999 payment may not be further delayed and the May 1, 1999 payment may only be delayed for an additional 90 days. If these payments are not timely made we will forfeit our licenses.

           We have executed notes to the FCC documenting our installment payment obligations and a security agreement creating a first priority security interest in favor of the FCC in the PCS licenses (and the proceeds of any sale thereof) in the event of our default. We are required to make interest payments based on a 6.25% annual interest rate and to pay interest only quarterly for the first two years of the license and to pay interest and principal quarterly over the remaining eight years. In the event that we are unable to repay our debt, or we (or any of our affiliates) are involved in certain insolvency or bankruptcy proceedings, or otherwise violate regulations applicable to holders of FCC licenses, the FCC could take a variety of actions, including requiring immediate repayment of amounts due, repayment of certain bidding credits, revoking our PCS licenses and fining us an amount equal to the difference between the price at which we acquired the licenses and the amount of the winning bids at their reauction, plus an additional penalty of three percent of the lesser of the subsequent winning bid and our bid amount. We also may not be able to meet our obligations to other creditors.

EAST/WEST MAY NEED TO INCUR MORE DEBT IN THE FUTURE.

          If we determine to develop and build out the licenses, substantial additional funds will be required. Any borrowings from third parties are likely to contain various restrictions which may significantly limit or prohibit future actions and would allow a lender to accelerate the maturity of such indebtedness upon a default. We cannot assure you that our PCS networks can be completed or that, once completed, we will generate sufficient cash flow from operating activities to repay our debt and provide working capital. Any failure or delay in repaying current or future debt, could have a material adverse effect on our business, results of operations and financial condition.

          In addition, we have an obligation to redeem our preferred stock on the earlier of (i) December 1, 2009, (ii) upon a change of control of our Class A common stock or Class B common stock or (iii) upon the sale of one or more PCS licenses directly or indirectly for cash in an amount proportional to that number of persons covered by the sale of such licenses compared to the total persons covered by our five initial PCS licenses, in each case based on the 1996 or most recent subsequent estimate by the United States Bureau of Census.

          Our ability to obtain any additional necessary financing or refinancing will depend on, among other things, our financial condition, any restrictions governing our debt and other factors, including market conditions, that are beyond our control. We cannot assure you any such financing could be obtained on favorable terms, or at all. In the absence of such financing, we could be forced to sell assets in order to make up for any shortfall in the payments due on our indebtedness under circumstances that might not be favorable to realizing the highest price for such assets. A substantial portion of our assets consist of intangible assets, principally PCS licenses granted by the FCC, the value of which will depend upon a variety of factors. Such licenses may only be transferred to other entities that meet the FCC requirements for F-Block license holders during the first five years of the initial license term, which may significantly impact our ability to realize the value of such licenses. Further, transfers to entities not meeting such requirements in years six through ten of the initial license term will subject us to substantial unjust enrichment penalties. We cannot assure you that our assets could be sold, or sold quickly enough, or for a sufficient amount, to enable us to meet our obligations.

EAST/WEST HAS NOT YET DECIDED HOW BEST TO UTILIZE ITS PCS LICENSES, AND THERE EXIST INHERENT RISKS IF EAST/WEST CHOOSES TO SELL, JOINT VENTURE OR OTHERWISE BUILD OUT ITS LICENSES.

          We have not yet determined what to do with our PCS licenses. If we decide to sell our PCS licenses, there are various FCC restrictions that may be applicable. Under FCC regulations, a sale of our licenses may cause certain payment penalties to be imposed or cause our outstanding indebtedness incurred in connection with the purchase of our PCS licenses to become immediately due and payable depending on the size of the acquiring party and its ability to assume such debt. See "Legislation and Governmental Regulations." In addition, if a license is sold for cash, we will need to redeem a corresponding proportion of our preferred stock.

          Many of the risks relating to the development of PCS licenses may also apply if we decide to joint venture our PCS licenses. In addition, certain joint venturers or purchasers may already operate wireless telephone or other telecommunications operations or have greater background and experience in developing wireless telephony and possess greater organizational, management and/or financial resources. If we decide to joint venture our PCS licenses or sell our licenses other than for cash, we may be at risk with respect to the other operations of the joint venturer or purchaser.

          If we decide to develop our PCS licenses, we would have to develop and implement a business plan, which may require attracting and retaining qualified individuals as managers and employees and developing a business infrastructure. We cannot assure you as to the timing and extent of revenues and expenses, or our ability to successfully manage all the tasks associated with developing and maintaining a successful enterprise. Any failure by management to guide and control growth effectively, which includes implementing adequate systems, procedures and controls in a timely manner, could have a material adverse effect on our business, financial condition and results of operations. In addition, we will incur significant operating losses and generate negative cash flow from operating activities during the next several years if we seek to develop and construct our PCS networks and build a customer base. These losses and negative cash flows could be substantial and increase during the initial years of the build-out and operation of our PCS networks. We cannot assure you that we can successfully launch our services, or that we will achieve or sustain profitability or positive cash flow from operating activities in the future. If we cannot achieve operating profitability or positive cash flow from operating activities, we may not be able to meet our debt service or working capital requirements and, consequently, the Class A common stock may have little or no value.

          Should we determine to develop or joint venture our PCS licenses, we will likely rely significantly upon third parties to provide equipment and services to distribute our products and services and to provide certain functions such as customer billing. We cannot assure you that such third parties will provide acceptable equipment and services on a timely basis and any failure to do so will have a material adverse effect upon our business, results of operations and financial condition.

IF EAST/WEST DECIDES TO DEVELOP ITS PCS NETWORK, OUR SUCCESS WILL BE DEPENDENT ON OUR ABILITY TO IMPLEMENT OUR PLANS, AS WELL AS OUR ABILITY TO MEET REGULATORY REQUIREMENTS, THE FAILURE OF ANY OF WHICH COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS AND OPERATIONS.

          If we develop the PCS licenses, the construction and implementation of our PCS networks would involve a high degree of risk including, but not limited to, network design, site selection and acquisition, equipment availability and microwave relocation. We cannot assure you that we can successfully develop and implement our PCS networks. Any failure to do so would have a material adverse effect on our business, results of operations and financial condition.

          In addition, each of our PCS licenses is subject to an FCC requirement that we construct PCS networks that provide adequate service to at least one-third of the population in each such PCS market within five years of the date on which the license was granted or make a showing of substantial service in a licensed area within five years of the license grant date and two-thirds within ten years from the license grant date. We cannot assure you that this required coverage will be achieved in accordance with FCC requirements, and failure to comply with these requirements in any market could cause revocation of our PCS licenses or the imposition of fines or other sanctions by the FCC.

EAST/WEST'S COMPETITORS HAVE SUBSTANTIALLY GREATER ACCESS TO CAPITAL, FINANCIAL, TECHNICAL, MARKETING, SALES AND DISTRIBUTION RESOURCES AND SIGNIFICANTLY MORE EXPERIENCE THAN US IN PROVIDING WIRELESS SERVICES.

          PCS is a new technology and service and, as a result, the level and timing of development of a customer base for PCS applications, on which our future revenues depend significantly, is uncertain. In the development of the PCS market, we will be competing with the more established cellular industry, as well as other wireless communications technologies, existing and future, with similar service offerings. Many of our PCS and cellular telephone competitors, have substantially greater access to capital than us, substantially greater financial, technical, marketing, sales and distribution resources than ours, and significantly more experience than us in providing wireless services. Several of our competitors are able to market other services, such as cable television service, landline telephone service and internet access with their wireless communications service offerings. In addition, several competitors are operating, or planning to operate, independently or through joint ventures and affiliation arrangements, wireless communications networks that cover most of the United States.

          Assuming that we determine to develop our PCS licenses, we will compete directly with up to five other PCS providers in each of our markets including providers holding the A- and B-Block licenses which were granted on June 23, 1995, providers holding C-Block licenses awarded in September 1996 and January 1997 and providers holding D, E and F-Block licenses subsequently granted. PCS licensees in our license areas include Cox Enterprises, American Personal Communications, Pacific Telesis, Nextwave, AT&T, Inc., Rivgam Communicators L.L.C., OPCSE-Galloway Consolidated, Aerial Communications, PCS Prime Co., Sprint COM, Inc., BellSouth Wireless, Inc., Sprint Spectrum, PCS 2000, L.P., Alpine PCS, Inc. and Entertainment Unlimited. The FCC recently modified its rules to permit the partitioning and disaggregation of broadband PCS licenses into licenses to serve smaller service areas, which could allow other new entrants to enter wireless markets. Additionally, we will compete with existing cellular providers, most of which have infrastructure in place, have an established brand identity, have generated positive cash flow and have been operational for as many as ten years or more. We expect that many cellular operators will upgrade their networks to provide comparable digital services in competition with us. Cellular operators in our license areas include BellSouth, Bell Atlantic NYNEX Mobile, Air Touch and GTE Mobilenet.

          The success of our PCS service business will depend upon our ability to compete, especially with respect to pricing, service, reliability and availability of features, such as data and voice transmission, call waiting, call forwarding and short messaging capability. In addition to PCS and cellular operators, we may also face competition from other existing communications technologies, such as conventional mobile telephone services, specialized mobile radio ("SMR") service, enhanced SMR ("ESMR") service, paging services (including two-way digital paging), and domestic and global mobile satellite service ("MSS"). Nextel is providing competitive wireless communications on an ESMR system. In the future, cellular and PCS service will also compete more directly with traditional landline telephone service operators, energy utilities, local multipoint distribution service ("LMDS") providers, and cable and wireless cable operators seeking to offer communications services by leveraging their existing infrastructure. In the spring of 1997, the FCC also auctioned 30 MHZ of spectrum in the 2.3 GHz band for wireless communications services ("WCS"). The FCC has proposed that WCS providers be permitted to offer a broad range of fixed, mobile radio location and satellite broadcast services, some of which could be in competition with our service offerings. The FCC has auctioned 1300 megahertz ("MHZ") of spectrum in the 27.5 - 29.5 GHZ and 31.0 - 31.3 GHz bands for LMDS. The FCC contemplates that the LMDS spectrum would provide very high subscriber capacity for two-way video telecommunications. We may also face competition from other as yet unidentified technologies.

THE LIMITED CAPACITY OF OUR LICENSES MAY PUT EAST/WEST AT A DISADVANTAGE.

          Cellular telephone licenses are for 25 MHZ of spectrum each and certain of the PCS licenses in the A, B and C-Blocks are for 30 MHZ of spectrum each. The D, E and F-Block licenses, which have only 10MHz of spectrum, therefore have less capacity with which to provide wireless telephone service. This may eventually limit growth opportunities as demand increases in the future for mobile PCS services. In addition, the cost to build out a digital mobile PCS system to an equivalent standard may be greater with a 10 MHZ license than with either a 25 MHZ cellular or 30 MHZ PCS license. Potential lenders may also require that 10 MHZ licensees have arrangements for additional spectrum. As a result, we may either initially, or at a later time, have to joint venture or make other arrangements with holders of additional spectrum in order to provide the amount or breadth of service to be or remain competitive, or may consider the provision of telephone services other than mobile PCS such as fixed wireless local loop, data or internet access. Our ability to enter into certain arrangements is limited by FCC regulations, and we cannot assure you that we will be able to enter into such arrangements on favorable terms or at all.

EAST/WEST'S  LICENSES  ONLY  OFFER  LIMITED  TERRITORY  COVERAGE  AND  SCOPE  OF
SERVICES.

          If we were to develop our PCS licenses, our areas of services would be relatively limited, and it would be necessary to enter into joint ventures or other affiliation arrangements with other service providers to give our customers a broader area of service coverage, as well as a broader spectrum of services, and would require those other providers to have compatible technology. We may be unable to enter into such joint ventures or other arrangements on favorable terms or at all, which would have a material adverse affect on our ability to develop our licenses.

IF EAST/WEST DOES NOT CHOOSE THE APPROPRIATE TECHNOLOGY IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

          If we were to develop the PCS licenses, we would be required to choose from among several competing digital technologies in order to build and operate a PCS system. To some extent, the choice of technology may be substantially influenced by what other PCS licensees have chosen in our areas, and whether our technology is compatible, or whether we may be able to compete with similar technologies. We cannot assure you that we will choose the appropriate technology or that the technology chosen will be successful. The selection of a particular protocol technology could materially adversely affect our ability to successfully offer PCS service. See "Wireless Communications Industry."

IF EAST/WEST DEVELOPS ITS PCS LICENSES, ITS ABILITY TO HIRE AN EFFECTIVE MANAGEMENT TEAM WILL HAVE A LARGE IMPACT ON ITS ABILITY TO MANAGE ITS OPERATIONS.

          If  we  develop  our  PCS  licenses,   such  development  would  place
substantial demands on executive resources. We have no employees, and our directors and officers only provide a limited amount of time to our affairs. If we are to develop the licenses, we will need to hire a significant number of employees. We cannot assure you that such employees will be able to effectively manage the development of our operations and facilities, fully exploit our wireless communications assets. Any inability to manage growth could have a material adverse effect on our business, results of operations and financial condition.

 EAST/WEST  IS  SUBJECT  TO  SUBSTANTIAL   GOVERNMENT   REGULATION  WHICH  COULD
MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

          The spectrum licensing, construction, operation, sale and interconnection arrangements of our wireless communications networks are regulated to varying degrees by state regulatory agencies, the FCC, Congress, the courts and other governmental bodies. We cannot assure you that any of these governmental bodies having jurisdiction over us will not adopt or change regulations or take other actions that would materially adversely affect our business, financial condition or results of operations. Although the FCC has issued rules regarding the F-Block Auction and numerous other matters, not all of them have been subject to FCC or judicial interpretation. Accordingly, for certain matters, such as the structure of our Board of Directors and management, we are relying on public and private informal interpretation of the rules from the staff of the FCC and other sources. The FCC is not bound by such informal interpretation of FCC staff and there can be no assurance that the FCC or the courts will agree with the staff's interpretation. A failure to comply with FCC rules could subject us to serious penalties and have a material adverse effect upon our business, results of operations and financial condition. In addition, although our PCS licenses are renewable after the expiration of their 10-year terms, there can be no assurance that our licenses will be renewed.

          In addition, in general, as a provider of commercial mobile radio service, we are subject to numerous pending and future FCC rulemaking and other proceedings that could adversely affect our business, financial condition and results of operations.

          The   Telecommunications   Act  of  1996  (the  "1996  Act")  mandates
significant changes in existing regulation of the telecommunications industry that are intended by Congress to promote competitive development of new service offerings, to expand public availability of telecommunications services and to streamline regulation of the industry. Included in these mandates are requirements that local exchange carriers ("LECs") must: (i) permit other competitive carriers, which may include PCS licensees, to interconnect to their networks; (ii) establish reciprocal compensation agreements with competitive carriers to terminate traffic on each other's networks and (iii) offer resale of their telecommunications services. In addition, incumbent LECs are required to offer interconnection and access to unbundled network elements at cost-based rates (plus a reasonable profit), as well as significant resale discounts. The implementation of these mandates by the FCC and state authorities has been challenged in numerous respects in various Federal courts and has involved, and may continue to involve, numerous changes in established rules and policies that could adversely affect our business, financial condition and results of operations.

EAST/WEST IS SUBJECT TO VARIOUS F-BLOCK LICENSE REQUIREMENTS WHICH COULD SUBJECT US TO SERIOUS PENALTIES IF NOT MET.

          When the FCC allocated spectrum to public auction for PCS, it designated the F-Block as an "Entrepreneurs' Block." FCC rules require F-Block applicants and licensees (collectively, "Entrepreneurs") to meet various qualifications.

          The various qualifications include:

          o Entrepreneurs Requirements.

          o Very Small Business Requirements.

          o Control Group Requirements.

          o Asset and Revenue Calculation.

          o Transfer Restrictions.

          We (i) believe that we have structured ourselves to satisfy the Entrepreneurs Requirements, (ii) intend to diligently pursue and maintain our qualification as a Very Small Business and (iii) have structured our Class A common stock and Class B common stock in a manner intended to ensure compliance with the applicable FCC Rules. We have relied on representations of our investors to determine our compliance with the FCC's rules applicable to F-Block licensees. We cannot assure you that our investors or ourselves will continue to satisfy these requirements during the term of any PCS license or that we will be able to successfully implement divestiture or other mechanisms included in our certificate of incorporation which are designed to ensure compliance with FCC rules. Any non-compliance with FCC rules could subject us to serious penalties, including revocation of our PCS licenses.

          FCC rules impose build-out requirements that require PCS licensees to provide adequate service to at least one-third of the population in the licensed area within five years from the date of grant and two-thirds within ten years. We have not begun any build out of our licenses. There are also substantial restrictions on the transfer of control of C-and F-Block PCS licenses. See "Legislation and Government Regulation."

THERE ARE POTENTIAL HEALTH RISKS INVOLVED WITH WIRELESS HANDSETS.

          Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Although management does not believe RF emissions raise health concerns, concerns over RF emissions may have the effect of discouraging the use of wireless handsets or exposing us to potential litigation which could have an adverse effect on our financial condition and results of operations.

IF EAST/WEST IS REQUIRED TO RELOCATE ITS LICENSEES, A DELAY IN AND/OR THE COST OF SUCH RELOCATION MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

          For a period of up to five years after the grant of a PCS license, PCS licensees may be required to share spectrum with existing fixed microwave licensees operating on the F-Block spectrum. To secure a sufficient amount of unencumbered spectrum to operate our PCS networks efficiently, we may need to pay to relocate existing microwave paths to alternate spectrum locations or transmission technologies. In an effort to balance competing interests of existing microwave users and newly authorized PCS licensees, the FCC has adopted
(i) a transition plan to relocate such microwave incumbents and (ii) a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS license, the benefitting PCS licensees are required to share the costs of the relocation. The transition and cost sharing plans expire on April 4, 2005, at which time remaining microwave incumbents in the PCS spectrum will be responsible for their costs to relocate to alternate spectrum locations. We cannot assure you that we will be able to reach timely agreements to relocate these incumbents or that we could afford the shared costs of such relocation. Any delay in the relocation of such licensees may adversely affect our ability to commence timely commercial operation. Furthermore, depending on the terms of such agreements, our ability to operate our PCS networks profitably may be materially adversely affected. See "Legislation and Government Regulation."

EAST/WEST MAY SEEK TO ACQUIRE OR OTHERWISE ENTER INTO JOINT VENTURES WITH CERTAIN INDIRECTLY RELATED ENTITIES IN THE FUTURE.

          Fortunet Communications, L.P. ("Fortunet"), is an entity controlled by Victoria Kane, the Chairman and Chief Executive Officer of the Company. Fortunet holds 15 MHZ C-Block PCS Licenses covering approximately 784,991 POPs based upon 1990 census figures) in 3 BTAs, Tallahassee, Panama City and Ocala, Florida. Mr. Gabelli, a director of the Company and, with related parties, a substantial holder of the Company's Class A common stock, is also is the Chairman of the Board and Chief Executive Officer and a major stockholder of Lynch Corporation, which is a 49.9% limited partner of Fortunet and owns the $7.8 million of Preferred Stock of the Company. Rivgam Communicators, LLC ("Rivgam"), is an entity indirectly owned by Gabelli Funds, Inc. ("GFI"), of which Mario J. Gabelli is the Chairman and Chief Executive Officer and the principal stockholder. Rivgam holds 10 MHZ D- and E-Block PCS Licenses covering approximately 14 million POPs in BTAs, including markets in Washington, DC
(where the Company also holds an F-Block PCS license), Baltimore, MD, Philadelphia, PA, Buffalo, NY and Atlantic City, NJ.

          For various reasons we might decide to acquire Fortunet for stock or other securities (though probably not cash) or enter into other arrangements with them. In addition, or various reasons, including possibly more favorable terms or requirements for raising capital, it may be necessary or advisable for us to enter into joint venture and/or working or other arrangements with Rivgam. Our ability to acquire or enter into any other arrangements with Fortunet or Rivgam may be limited by law or FCC regulations, and there can be no assurance that we will be able to enter into such arrangements on terms which are favorable to us or at all. In addition, a subsidiary of Lynch and GFI are investors in entities bidding in the FCC's reauction of certain PCS licenses which began in March 1999, and together with affiliates may participate directly or indirectly in other spectrum auctions or in other telecommunications investments

THE CONTROL BY AER FORCE COMMUNICATIONS, INC. ("AFC") OF EAST/WEST COULD LIMIT POTENTIAL ACQUISITIONS OF EAST/WEST.

          AFC has at least 50.1% of the voting power of the outstanding equity and is entitled to elect up to three members (the "Class B Directors") to the Board, who have votes comprising a total of three full votes. It also has to have actual control of the Company. The remaining members of the Board of Directors, as elected by the holders of Class A common stock, have votes comprising a total of two full votes. We cannot assure you that we have met or will be able to continue to meet the Control Group Requirements. See "Risk Factors."

          Control by AFC has the effect of deterring and delaying unsolicited changes in control. In addition, other provisions of our certificate of incorporation and bylaws as well as provisions under Delaware law may discourage potential acquisition proposals.

                      THE WIRELESS COMMUNICATIONS INDUSTRY

GROWING DEMAND FOR WIRELESS SERVICES

          Demand for wireless communications has grown rapidly over the past decade and has been driven by technological advancements and increased competition. Wireless communication products and services have evolved from basic tone-only paging services to mass-market cellular technology services and are now entering the next generation of development with the evolution of wireless communication technology. Each new generation of wireless communication products and services has generally been characterized by improved product quality, broader service offerings and enhanced features.

          As of June 30, 1998, according to the Cellular Telecommunications Industry Association, there were 60.8 million wireless telephone subscribers in the United States, representing an overall wireless penetration rate of 22.4% and a subscriber growth rate of 24.9% from June 30, 1997. Paul Kagan Associates, a leading telecommunications consultant, estimates that the number of cellular and PCS wireless service subscribers will reach 98.4 million by 2001. The
Company believes that a significant portion of the predicted growth in the consumer market for wireless telecommunications will result from anticipated declines in costs of service, increased functional versatility, and increased awareness of the productivity, convenience and privacy benefits associated with the services provided by PCS providers, which are the first direct wireless competitors of cellular providers to offer all-digital mobile networks. The Company also believes that the rapid growth of notebook computers and personal digital assistants, combined with emerging software applications for delivery of electronic mail, fax and database searching, will contribute to the growing demand for wireless service.

INDUSTRY OVERVIEW

          General. Wireless communications networks use a variety of radio frequencies to transmit voice and data signals. Wireless communications technologies include one-way radio applications, such as paging or beeper services, and two-way radio applications, such as cellular telephone, SMR networks and PCS services as well as emerging WCS, LMDS and other wireless services. Each application operates on a distinct portion of radio frequency spectrum. Although the principal wireless voice application to date has been cellular telephony, PCS is developing rapidly.

          Cellular. The cellular telephone industry commenced in 1983 when the FCC began granting two 20 MHZ licenses per market throughout the United States. In 1986, the FCC granted an additional 5 MHZ of spectrum per cellular license to provide a total of 25 MHZ for each cellular operator. Today, there are two cellular operators in each market.

          PCS. In order to increase competition in wireless communications, promote improved quality and service, and make available the widest possible range of wireless services to U.S. consumers, Federal legislation was enacted in 1993 directing the FCC to allocate radio frequency spectrum for PCS by competitive bidding. The FCC established PCS service areas in the United States based upon Rand McNally & Co.'s market definition of 51 major trading areas ("MTAs") and 493 basic trading areas ("BTAs"), which are the geographic territories for which PCS licenses have been or will be auctioned.

          PCS licenses differ from existing cellular licenses in three basic ways: location of the licensed frequencies on the radio spectrum, amount of spectrum allocated per license and geographic area licensed. PCS networks operate at higher frequencies (120 MHZ in the 1850-1990 MHZ frequency band) compared to cellular frequencies (50 MHZ in the 800-900 MHZ frequency band). Also, PCS licenses permit the use of spectrum blocks of 30 MHZ or 10 MHZ (like those held by the Company) versus spectrum blocks of 25 MHZ for cellular licenses. Finally, the geographic areas for PCS licenses are divided differently than for cellular licenses. PCS is segmented among 51 MTAs for A- and B-Block licenses and 493 BTAs for other PCS licenses, including F-Block licenses, as opposed to cellular's 306 metropolitan statistical areas and 428 rural service areas.

          In March 1995, the FCC awarded two 30 MHZ licenses (the A- and B-Block PCS licenses) in each of the MTAs. In May 1996, the FCC completed the C-Block auction, resulting in the award of one license for 30 MHZ of spectrum in each of the BTAs. In July 1996, the FCC reauctioned 18 C- Block licenses for which the high bidders failed to make initial post-auction down payments. In September, 1997, the FCC gave C-Block licensees several restructuring options, which included the right to turn back to the FCC 15 MHZ of their 30 MHZ of spectrum for a reduction of debt. Any such spectrum returned would be reauctioned. In January 1997, the FCC completed the auction of D-, E- and F- Block licenses, which are for licenses of only 10 MHZ of spectrum in each of the BTAs. Although the F-Block licenses were reserved for Entrepreneurs, the D- and E-Block licenses are not reserved for any specific class of applicants. The FCC is currently in the process of re-auctioning a number C, D, E and F-Block PCS licenses that were reclaimed.

                   LIMITATIONS OF CELLULAR TELEPHONE INDUSTRY

          Despite its widespread availability and growth to date, analog cellular services have several limitations, including inconsistent service quality, lack of privacy, limited capacity and, currently, the inability to transfer data without a modem. Most current cellular services transmit voice and data signals over analog-based systems, which use one continuous electronic signal that varies in amplitude or frequency over a single radio channel accommodating one conversation. In contrast, digital networks, including PCS networks, convert voice or data signals into a stream of digits and typically use voice compression techniques to allow a single radio channel to carry multiple simultaneous signal transmissions. This enhanced capacity, along with improvements in digital protocols, allows PCS and other digital wireless technologies to offer greater call privacy and single number service, and more robust data transmission features.

          We believe that due to relatively high per minute airtime charges and unpredictable monthly bills, there is a price-sensitive mass consumer market that refrains from subscribing to or extensively using cellular services. We believe that if the mass consumer market were offered significantly lower per minute airtime charges and more predictable and affordable pricing plans, mass consumers would increase their use of wireless communications services, contributing to a new phase of growth in the industry. We also believe that business customers who are high- volume users of wireless communications will be attracted to lower priced airtime service, as they would realize substantial aggregate savings. We believe that PCS operators have the opportunity to capture a substantial market share due to technical and other advantages that they will have relative to incumbent cellular operators, including (i) greater flexibility to reduce per minute airtime usage charges, (ii) increased network capacity,
(iii) enhanced voice quality and (iv) the ability to include enhanced capabilities such as advanced calling features, data transmissions to and from portable computers, and short messaging and facsimile services without need of a modem.

THE PCS SOLUTION

          PCS operators are constructing all-digital wireless telephony networks and will compete primarily with each other and with existing cellular telephone operators. PCS operators using digital technology will have several technical and capacity related advantages relative to analog cellular providers. We believe that the enhanced capacity of PCS networks will allow PCS operators to offer wireless communications services at per minute airtime prices significantly below the per minute airtime prices currently being charged by cellular operators. As a result PCS subscribers are expected to use more airtime minutes per month than cellular subscribers due to both lower effective airtime pricing and enhanced features. We believe that PCS operators will realize substantial revenue growth from broad penetration and greater levels of usage.

          PCS was introduced in the United States in the Washington, D.C. MTA in late 1995. Despite the PCS network having a much smaller geographic coverage area than existing cellular competitors and no current roaming capability, approximately 90,000 customers subscribed for PCS services in the first seven months of commercial availability. The Company believes that the experience in international markets where PCS has already been introduced provides additional support for the potential growth of PCS in the United States. For example, in approximately three years, the two PCS operators in the United Kingdom have gained over 1.1 million subscribers. In Japan, approximately 600,000 new PCS subscriptions were activated during the first year of operations.

INDUSTRY OUTLOOK

          Industry sources expect the wireless telecommunications market in general and the PCS market in particular to grow at a rapid rate in the United States. As of June 30, 1998, according to the Cellular Telecommunications Industry Association, there were 60.8 million wireless telephone subscribers in the United States, representing an overall wireless penetration rate of 22.4% and a subscriber growth rate of 24.9% from June 30, 1997. Paul Kagan Associates estimates that the number of cellular and PCS wireless service subscribers will reach 98.4 million by 2001. We believe that a significant portion of the predicted growth in the consumer market for wireless telecommunications will result from anticipated declines in costs of service, increased functional versatility, and increased awareness of the productivity, convenience and privacy benefits associated with the services provided by PCS providers, which are the first direct wireless competitors of cellular providers to offer all-digital mobile networks. We also believe that the rapid growth of notebook computers and personal digital assistants, combined with emerging software applications for delivery of electronic mail, fax and database searching, will contribute to the growing demand for wireless service.

DIGITAL TECHNOLOGY SELECTION

          There are three prominent network technologies that provide digital service in the 1850-1990 MHZ frequency band: CDMA, TDMA and GSM.

          PCS service areas are divided into multiple regions called "cells," each of which contains a base station consisting of low-power transmitter, a receiver and signaling equipment. The cells are typically configured on a grid in a honeycomb-like pattern, although terrain factors (including natural and man-made obstructions) and signal coverage patterns may result in irregularly shaped cells and overlaps or gaps in coverage. The base station in each cell is connected to a base station controller and each base station controller is connected to a switching office by microwave, fiber optic cable, telephone wires or a hard-wired interface. The switching office controls the operation of the wireless telephone networks for its entire service area, performing inter-base station hand-offs, managing call delivery to handsets, allocating calls among the cells within the networks and connecting calls to and from the local landline telephone system or to a long distance telephone carrier. Wireless service providers have interconnection agreements with various LECs and long distance carriers, thereby integrating wireless telephone networks with landline telecommunications systems. Because two-way wireless networks are fully interconnected with landline telephone networks and long distance networks, subscribers can receive and originate both local distance calls from their wireless telephones.

          The signal strength of a transmission between a handset and a base station declines as the handset moves away from the base station, so the switching office and the base stations monitor the signal strength of calls in progress. In an analog system, when the signal strength of a call declines to a predetermined level, the switching office may "hand off" the call to another base station that can establish a stronger signal within the handset. It a handset leaves the service area of the wireless service provider, the call is disconnected unless an appropriate technical interface is available to hand off the call to an adjacent system.

          There are different radio air-interface standards established in the United States for the provisions of PCS to multiple users over the allocated spectrum. The primary methods of digital wireless communications widely accepted by the wireless industry are based on TDMA and CDMA. These multiple access techniques provide for communications over the radio channel either by dividing it into distinct time slots and transmitting user-specific data in each time slot (a method known as TDMA) or by assigning specific codes to each packet of user data that in conjunction with many other users' data comprise a signal (a method known as CDMA). While the FCC has mandated that licensed cellular networks in the U.S. must utilize compatible analog signaling protocols, the FCC has intentionally avoided mandating a universal digital signaling protocol for PCS. Three principal competing, incompatible digital wireless standards have been proposed by various vendors for use in PCS networks; CDMA, GSM and TDMA. An older version of TDMA developed in Europe, GSM constitutes the oldest and most extensive PCS technology in international markets. TDMA, while currently being offered by cellular providers in certain U.S. cities, has, in the Company's opinion, often been associated with poor sound quality and numerous dropped calls. CDMA is currently being deployed by a number of cellular and PCS providers in the U.S., and also has been implemented on a commercial basis in Hong Kong and South Korea. CDMA networks are in operation in over 40 cities worldwide and at least 100 additional networks are currently under construction. Although CDMA has only recently been widely deployed in the U.S., it is the mostly widely subscribed by PCS service providers and the Company believes that CDMA technology will be less costly to deploy and will provide better quality, greater capacity and more flexibility than either GSM or TDMA.

          Because these protocols currently are incompatible with each other as well as with analog cellular, a subscriber utilizing a GSM handset, for example, will be unable to use his handset when traveling in an area covered only by a CDMA or TDMA based network unless he carries a dual-mode/dual-band handset that permits the subscriber to use the analog cellular networks in that area. For this reason, the success of each protocol will depend both on its ability to offer quality wireless service and on the extent to which its users will be able to use their handsets when roaming outside their service area. PCS service providers holding licenses covering 99% of the U.S. population have announced an intent to use CDMA technology, including all of the top 100 markets in the U.S.

COMPETITION

          The wireless communications market in the United States is expected to become increasingly competitive. Cellular operators and other wireless services providers are already exploiting existing wireless technology and have established and continue to augment wireless telecommunications networks that will directly compete with many of the services to be offered by us. Additionally, other PCS operators are expected to compete with us in each market. Our success will depend largely upon our ability to satisfy the mass consumer and business markets, which we believe have not been adequately served by existing cellular service operators. We plan to compete with cellular and other PCS operators on the basis of affordable pricing, predictable monthly bills and voice transmission quality.

          Cellular Operators. The Company will compete with established cellular telephone service operators in the markets it intends to enter. Principal cellular providers in our markets are AT&T Wireless Services, Inc., BellSouth Mobility, Inc., GTE Mobile Communications Inc., AirTouch Communications, Inc., Centennial Cellular Corp., U.S. Cellular Corp., Independent Cellular Network Inc. and Palmer Wireless, Inc. Under FCC rules, cellular telephone service licensees have enjoyed a duopoly because the FCC only permits two licensees in each market. Cellular licensees to date have faced limited competition from businesses that "resell" cellular telephone service to customers, but we could face additional competition from resellers of cellular and PCS networks.

          The introduction of digital transmission technologies to supplant traditional analog cellular systems will increase the capacity and quality of existing cellular telephone systems once deployed. However, we believe that upgrading from analog to digital is expensive and that it will likely be several years before cellular networks are fully converted to digital technology. We expect the analog infrastructure to continue to be used for the foreseeable future due in part to a lack of a national digital technology standard. We further expect that many cellular licensees will also attempt to acquire an additional 10 MHZ PCS license in the D- and E- Block auctions in areas in which they currently provide cellular telephone services, as permitted by the FCC under its PCS licensing rules. This would provide the cellular operators with greater capacity and potentially allow them to add additional customers and offer more advanced services in their markets in the near term. We believe that by providing low-priced services and new wireless features on its digital PCS networks, it will be competitive with cellular services.

          Other PCS Operators. We will compete with A- and B-Block licensees, many of whom are cellular-affiliated companies that will utilize PCS spectrum in new markets to expand their national or regional coverage as well as C-Block licenses. In September, 1997, the FCC, among other options, gave C-Block licensees the right to turn back to the FCC 15 MHZ of their 30 MHZ of spectrum for a reduction of debt. The returned spectrum is in the process of being returned would be reauctioned. Principal A-, B- and C-Block licensees in the Company's markets are PCS PrimeCo, Cox Enterprises, American Personal Communications, Nextwave, PCS 2000 L.P., Alpine PCS, Inc., Pacific Telesis, Sprint Spectrum, Aerial Comm. and AT&T PCS, whose A- and B-Block licenses were granted in June 1995, and whose C-Block licenses were granted in September 1996 have all had substantial lead-time to develop their networks and some of these parties, particularly the A- and B-Block licenses have significantly greater financial, technical, marketing and other resources than ours.

          In addition, we will compete with other F-Block winners and with the D- and E-Block license winners (principally, ATT Wireless PCS, Inc., Rivgam Communicators, L.L.C., Sprint Comm., OPSCE-Galloway Consol., Bell South Wireless, Inc. and Entertainment Unlimited) to the extent that such licenses are not acquired by existing cellular or A-, B- or C-Block PCS licenses. Although the D- and E- and F-Block licenses are for only 10 MHZ like our own entities can, subject to FCC's rules limiting entities to 45 MHZ of cellular, broadband PCS and SMR spectrum in a given market, can acquire 10 MHZ licenses and consolidate them so as to design a 20 MHZ or 30 MHZ PCS system which could have more capacity than ours.

          SMR and "Enhanced" SMR Services. As a result of advances in digital technology, some service providers have begun to design and deploy digital mobile networks, which are referred to as "Enhanced SMR" or "ESMR." ESMR networks increase the capacity of SMR system frequencies to a level that may be competitive with that of analog cellular networks. SMR service providers offer or plan to offer fleet dispatch services, short messaging, data services and interconnected voice telephony services over wide geographic service areas. Given similar developments in the deployment of digital technology in the cellular operators' networks, it is unclear at this time whether the quality and capacity of SMR-based digital mobile networks will be able to compete effectively with analog and digital cellular and

PCS networks. However, Nextel has begun offering, apparently successfully, a competitive wireless service based on ESMR.

          Other Competition. The FCC's general polic in recent years has been to promote flexible use of the radio spectrum, which has resulted in rules authorizing a number of additional spectrum-based services that may offer competitive wireless mobile services. For example, among other actions, the FCC has (i) authorized the use of the 37 and 39 GHZ bands for the provision of fixed and mobile communications services; (ii) created rules and assigned licenses to permit WCS providers to provide a broad rante of fixed, mobile, radio location and satellite broadcasting services; (iii) created rules and assigned licenses to permit LMDS providers to provide fixed and mobile broadband services; and authorized MDS providers to use their spectrum to provide two -way broadband wireless services. The FCC is expected to continue making new spectrum available, and to allow for existing allocated spectrume to be developed, in fashion that will continue to expand competi partitioning and disaggregation of broadband PCS licenses into licenses to serve smaller service areas, and/or use smaller spectrum blocks. The purpose of the FCC's rule change was to permit existing PCS licensees and new PCS entrants to have greater flexibility to determine how much spectrum and geographic area they need or desire in order to provide PCS service. The FCC's action could also result in A-, B-, C-, D-, and/or E- Block PCS licensees in our PCS markets partitioning or disaggregating their licenses in a manner that provides increased competition to the Company. See "Legislation and Government Regulation."

          In addition, as a result of the enactment of the 1996 Act, regional energy utility companies are expected to enter the wireless and wireline telecommunications markets by leveraging their significant capital assets, brand-name value, existing customer base and infrastructure advantages in their geographical areas of operation. Similarly, the 1996 Act also eliminates barriers for cable television system operators to provide wireline local loop services over their existing wireline infrastructure.

                      LEGISLATION AND GOVERNMENT REGULATION

          As a recipient of licenses acquired through the F-Block Auction, the Company's ownership structure and operations are and will be subject to substantial FCC regulation.

OVERVIEW

          FCC Authority. The Communications Act of 1934, as amended (the "Communications Act"), grants the FCC the authority to regulate the licensing and operation of all non-federal government radio-based services in the United States. The scope of the FCC's authority includes (i) allocating radio frequencies, or spectrum, for specific services, (ii) establishing qualifications for applicants seeking authority to operate such services, including PCS applicants, (iii) approving initial licenses, modifications thereto, license renewals, and the transfer or assignment of such licenses, (iv) promulgating and enforcing rules and policies that govern the operation of spectrum licensees, (v) the technical operation of wireless services, interconnection responsibilities between and among PCS, other wireless services such as cellular, and landline carriers, and (vi) imposing of fines and forfeitures for any violations of those rules and regulations. Under its broad oversight authority with respect to market entry and the promotion of a competitive marketplace for wireless providers, the FCC regularly conducts rulemaking and adjudicatory proceedings to determine and enforce rules and policies potentially affecting broadband PCS operations.

          Regulatory Parity. The FCC has adopted rules designed to create symmetry in the manner in which it and the states regulate similar types of mobile service providers. According to these rules, all "commercial mobile radio service" ("CMRS") providers that provide substantially similar services will be subject to similar regulation. A CMRS service is one in which the mobile radio service is provided for a profit, interconnected to the public switched telephone networks, and made available to the public. Under these rules, providers of PCS, SMR, and ESMR services are subject to regulations similar to those governing cellular carriers if they offer an interconnected commercial mobile service. The FCC announced that it would forbear from applying several regulations to these services, including its rules concerning the filing of tariffs for the provision of interstate services. Congress specifically authorized the FCC to forbear from applying such regulation in the Omnibus Budget Reconciliation Act of 1993. With respect to PCS, the FCC has stated its intent to continue monitoring competition in the PCS service marketplace. The FCC also concluded that Congress intended to preempt state and local rate and entry regulation of all CMRS providers, including PCS, but established procedures for state and local governments to petition the FCC for authority to continue or initiate such regulation.

          Commercial Mobile Radio Service Spectrum Ownership Limit. The FCC has limited the amount of broadband CMRS spectrum (including cellular, broadband PCS and SMR) in which an entity may hold an attributable interest in a given geographic area to 45 MHZ. For these purposes only PCS and other CMRS licenses are attributed to an entity where its investments exceed certain thresholds or the entity is an officer or director of a broadband PCS, cellular or SMR licensee. Thus, entities with attributable interests in cellular licenses (which are for 25 MHZ) in certain markets cannot hold more than 20 MHZ of PCS spectrum in the same markets. The Company's ability to raise capital from entities with attributable broadband CMRS interests in certain geographic areas is likely to be limited by this restriction.


          Other FCC Requirements. The FCC had been conducting rulemakings to address interconnection issues among CMRS carriers and between CMRS and LECs. These proceedings were significantly affected by the 1996 Act and FCC rulemakings conducted pursuant to the 1996 Act. See "--1996 Act" and "--FCC Interconnection Proceedings."

          The FCC has adopted rules that prohibit broadband PCS, cellular and certain SMR licensees from unreasonably restricting the resale of their services. The FCC has determined that the availability of resale will increase competition at a faster pace by allowing new entrants to the wireless market quickly through the resale of their competitors' services while they are building out their own facilities. This prohibition will expire on November 4, 2002. Additionally, the FCC requires such carriers to provide manual roaming service to subscribers of other such carriers, through which traveling subscribers of other carriers may make calls after establishing a method of payment with a host carrier.

          The FCC has revised its rules to permit CMRS operators, including PCS licensees, to use their assigned spectrum to provide fixed local loop and other services on a co-primary basis with mobile services. The FCC is continuing its rulemaking proceeding to determine the extent to which such fixed services fall within the scope of CMRS regulation.

          The FCC has adopted requirements for CMRS providers to implement various enhanced 911 capabilities between April 1998 and October 2001. FCC rules also require CMRS providers to meet several number portability requirements, including enabling calls from their networks to be delivered to ported wireline numbers. CMRS providers must offer long-term service provider number portability in the 100 largest MSAs, including the ability to support nationwide roaming, by November 24, 2002.

          In addition, the Communications Assistaance for Law Enforcement Act of 1994 ("CALEA") requires all telecommunications carriers, including wireless carriers, as of June 30, 2000, to ensure that their equipment is capable of permitting the government, pursuant to a court order or other lawful authorization, to intercept any wire and electronic communications carried by the carrier to or from its subscribers and to access certain call-identifying information that is reasonably available to carriers. Although final standards have yet to be promulgated, compliance with the requirements of CALEA could impose significant additional direct and/or indirect on us and other wireless carriers.

          The FCC has adopted new guidelines and methods for evaluating the effects of radiofrequency emissions from transmitters including PCS mobile telephones and base stations. The guidelines, which are generally more stringent than previous requirements, were effective immediately for hand-held devices and otherwise became effective January 1, 1997.

          Other Federal Regulations. Wireless networks are subject to certain Federal Aviation Administration and FCC guidelines regarding the location, lighting and construction of transmitter towers and antennas. In addition, the FCC has authority to enforce certain provisions of the National Environmental Policy Act as they would apply to the Company's facilities. The Company intends to use common carrier point-to-point microwave and traditional landline facilities to connect base station sites and to link them to their respective main switching offices. These microwave facilities have historically been separately licensed by the FCC on a first-come, first-served basis (although the FCC has proposed to auction certain such licenses) and are subject to specific service rules.

          Wireless providers also must satisfy a variety of FCC requirements relating to technical and reporting matters. One such requirement is the coordination of proposed frequency usage with adjacent wireless users, permittees and licensees in order to avoid electrical interference between adjacent networks. In addition, the height and power of base station transmitting facilities and the type of signals they emit must fall within specified parameters.

          State and Local Regulation. The scope of state regulatory authority covers such matters as the terms and conditions of interconnection between LECs and wireless carriers under FCC oversight, customer billing information and practices, billing disputes, other consumer protection matters, certain facilities construction issues, transfers of control, the bundling of services and equipment and requirements relating to making capacity available to third party carriers on a wholesale basis. In these areas, particularly the terms and conditions of interconnection between LECs and wireless providers, the FCC and state regulatory authorities share regulatory responsibilities with respect to interstate and intrastate issues, respectively.

          The FCC and a number of state regulatory authorities have initiated proceedings or indicated their intention to examine access charge obligations, mutual compensation arrangements for interconnections between LECs and wireless providers, the pricing of transport and switching facilities provided by LECs to wireless providers, the implementation of "number portability" rules to permit telephone customers to retain their telephone numbers when they change telephone service providers, and alterations in the structure of universal service funding, among other matters.

          Proceedings with respect to the foregoing policy issues before the FCC and state regulatory authorities could have a significant impact on the competitive market structure among wireless providers and the relationships between wireless providers and other carriers.

GENERAL PCS REGULATIONS

          In June 1994 the FCC allocated spectrum for broadband PCS services between the 1850 to 1990 MHZ bands. Of the 140 MHZ available for PCS services, the FCC created six separate blocks of spectrum identified as the A-, B-, C-, D-, E- and F-Blocks. The A-, B- and C-Blocks are each allocated 30 MHZ of spectrum, the D-, E- and F-Blocks are allocated 10 MHZ each. For each block, the FCC adopted a 10-year PCS license term with an opportunity to renew. 20 MHZ of spectrum within the PCS band is reserved for unlicensed use.

          The FCC adopted a "rebuttable presumption" that all PCS licensees are common carriers, subject to Title II of the Communications Act. Accordingly, each PCS licensee deemed to be a common carrier must provide services upon reasonable request and the rates, terms and conditions of service must not be unjustly or unreasonably discriminatory.

          Structure of PCS Block Allocations. The FCC defines the geographic contours of the licenses within each PCS block based on the MTAs and BTAs developed by Rand McNally & Co. The FCC awarded A- and B-Block licenses in 51 MTAs. The C-, D-, E- and F-Block spectrum were allocated on the basis of 493 smaller BTAs. In addition, there are spectrum aggregation caps on PCS licensees limiting them to 45 MHZ of broadband CMRS spectrum (e.g., no more than one 30 MHZ PCS license and one 10 MHZ license) in any given market.

          All but three of the 102 total A-Block licenses and all B-Block licenses were auctioned in 1995. The three A-Block licenses were awarded separately pursuant to the FCC's "pioneer's preference" program. The auctioned A- and B- Block licenses were awarded in June 1995. The C- and F-Block spectrums are reserved for Entrepreneurs. See "--F-Block License Requirements." The FCC completed its auction for C-Block licensees in May, 1996 and reallocated 18 C-Block licenses on which initial auction winners defaulted in a reauction that ended in July 1996. The FCC completed its auction for the D-, E-, and F-Block licenses in January 1997.

          In December 1996 the FCC adopted rules permitting broadband PCS carriers to partition any service areas within their license areas and/or disaggregate any amount of spectrum within their spectrum blocks to entities that meet the eligibility requirements for the spectrum blocks. The purpose of the FCC's rule change was to permit existing PCS licensees and new PCS entrants to have greater flexibility to determine how much spectrum and geographic area they need or desire in order to provide PCS service. Thus, A-, B-, D-, and E-Block licensees may sell or lease partitioned or disaggregated portions of their licenses at any time to entities that meet the minimum eligibility requirements of the Communications Act. Entrepreneur (C- and F-) Block
licensees, such as the Company, may only sell or lease partitioned or disaggregated portions of their licenses to other qualified entrepreneurs during the first five years of their license terms. Thereafter, if Entrepreneur Block licensees partition or disaggregate to non-entrepreneurs, they must repay a proportional share of the outstanding balance on their installment payments and a share of any bidding credits that they received.

TELECOMMUNICATIONS ACT OF 1996

          On February 8, 1996, the President signed the Telecommunications Act of 1996 (the "1996 Act"), which effected a sweeping overhaul of the Communications Act of 1934 (the "Communication Act"). In particular, the 1996 Act substantially amended Title II of the Communications Act, which governs telecommunications common carriers. The policy underlying this legislative reform was the opening of the telephone exchange service markets to full competition. The 1996 Act makes all state and local barriers to competition unlawful, whether they are direct or indirect. It directs the FCC to initiate rulemaking proceedings on local competition matters and to preempt all inconsistent state and local laws and regulations. The 1996 Act requires incumbent wireline LECs to open their networks to competition through interconnection and access to unbundled network elements and prohibits state and local barriers to the provision of interstate and intrastate telecommunications services.

          The 1996 Act prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any person from providing interstate or intrastate telecommunications services. States retain jurisdiction under the 1996 Act to adopt laws necessary to preserve universal service, protect public safety and welfare, ensure the continued quality of telecommunications services and safeguard the rights of consumers.

          Implementation of the provisions of the 1996 Act will be the task of the FCC, the state public utility commissions and a joint federal-state board. Much of the implementation of the 1996 Act is being completed in numerous rulemaking proceedings with short statutory deadlines. These proceedings address issues and proposals that were already before the FCC in pending rulemaking proceedings affecting the wireless industry as well as additional areas of telecommunications regulation not previously addressed by the FCC and the states.

          Some specific provisions of the 1996 Act which are expected to affect wireless providers are summarized below:

          Expanded Interconnection Obligations: The 1996 Act establishes a general duty of all telecommunications carriers, including F-Block PCS licensees, to interconnect with other carriers, directly or indirectly. The 1996 Act also contains a detailed list of requirements with respect to the interconnection obligations of LECs. These "interconnect" obligations include resale, number portability, dialing parity, access to rights-of-way and reciprocal compensation.

          LECs designated as "incumbents" (i.e., those providing landline local exchange telephone service at the time the 1996 Act was adopted) have additional obligations including: to negotiate in good faith; to interconnect on terms that are reasonable and non-discriminatory at any technically feasible point at cost-based rates (plus a reasonable profit); to provide non- discriminatory access to facilities and network elements on an unbundled basis; to offer for resale at wholesale rates any service that LECs provide on a retail basis; and to provide actual co-location of equipment necessary for interconnection or access.

          The 1996 Act establishes a framework for state commissions to mediate and arbitrate negotiations between incumbent LECs and carriers requesting interconnection, services or network elements. The 1996 Act establishes deadlines, policy guidelines for state commission decision making and federal preemption in the event a state commission fails to act.

          Review of Universal Service Requirements. The 1996 Act contemplates that interstate telecommunications providers, including CMRS providers, will "make an equitable and non-discriminatory contribution" to support the cost of providing universal service. Telecommunications providers are to base their contributions on end user interstate and for certain programs intrastate revenues.

          Prohibition Against Subsidized Telemessaging Services. The 1996 Act prohibits incumbent LECs from subsidizing telemessaging services (i.e., voice mail, voice storage/retrieval, live operator services and related ancillary services) from their telephone exchange service or exchange access and from discriminating in favor of its own telemessaging operations.

          Conditions on RBOC Provision of In-Region InterLATA Services. The 1996 Act generally requires that before engaging in landline long distance services in the states in which they provide landline local exchange service referred to as in-region interLATA services, the Regional Bell Operating Companies ("RBOCs") must (1) provide access and interconnection to one or more unaffiliated competing facilities-based providers of telephone exchange service, or after 10 months after enactment of the 1996 Act, no such provider requested such access and interconnection more than three months before the RBOCs has applied for authority and (2) demonstrate to the FCC its satisfaction of the 1996 Act's "competitive checklist."

          The specific interconnection requirements contained in the competitive checklist, which the RBOCs must offer on a non-discriminatory basis, include interconnection and unbundled access; access to poles, ducts, conduits and rights-of-way owned or controlled by the RBOCs; unbundled local loops, unbundled transport and unbundled switching; access to emergency 911, directory assistance, operator call completion and white pages; access to telephone numbers, databases and signaling for call routing and completion; number portability; local dialing parity; reciprocal compensation; and resale.

          The 1996 Act eliminates the previous prohibition on RBOC provision of out- of-region, interLATA services and all interLATA services associated with the provision of CMRS service, including in-region CMRS service.

          RBOC Commercial Mobile Joint Marketing. The RBOCs are permitted to market jointly and sell wireless services in conjunction with telephone exchange service, exchange access, intraLATA and interLATA telecommunications and information services.

          CMRS Facilities Siting. The 1996 Act limits the rights of states and localities to regulate placement of CMRS facilities so as to "prohibit" or prohibit effectively the provision of wireless services or to "discriminate" among providers of such services. It also eliminates environmental effects from RF emissions (provided the wireless system complies with FCC rules) as a basis for states and localities to regulate the placement, construction or operation of wireless facilities. The FCC's implementation of these provisions and the scope thereof have neither been adopted by the agency nor reviewed by the courts.

          Equal Access. The 1996 Act provides that wireless providers are not required to provide equal access to common carriers for toll services. The FCC is authorized to require unblocked access subject to certain conditions.

          Deregulation. The FCC is required to forebear from applying any statutory or regulatory provision that is not necessary to keep telecommunications rates and terms reasonable or to protect consumers. A state may not apply a statutory or regulatory provision that the FCC decides to forebear from applying. In addition, the FCC must review its telecommunications regulations every two years and change any that are no longer necessary.

FCC INTERCONNECTION PROCEEDINGS

          In August 1996 the FCC adopted rules to implement the interconnection provisions of the 1996 Act. In its interconnection order, the FCC determined that CMRS-to-CMRS interconnection may be accomplished indirectly through the interconnection of each CMRS provider to an incumbent LEC's network. The FCC determined that LECs are required to enter into reciprocal compensation arrangements with all CMRS providers for the transport and termination of LEC-originated traffic. Additionally, the FCC established default "proxy" rates for reciprocal compensation, interconnection and unbundled network elements to be used unless or until a state develops rates for these items based on the Total Element Long Run Incremental Cost ("TELRIC"). The proxy rates for CMRS- to-LEC interconnection would result in significant savings when compared with rates that CMRS providers, principally cellular carriers, have been paying to LECs.

          In July 1997 the U.S. Court of Appeals for the Eighth Circuit, acting on consolidated petitions for review of the FCC's interconnection order, vacated the rate-related portions of the order. The court found that the FCC was without jurisdiction to establish pricing regulations regarding intrastate telephone service.

          On January 25, 1999, the Supreme Court reversed the Eighth Circuit's ruling, and held, among other things, that the FCC has general jurisdiction to implement the local competition provisions of the 1996 Act. Although the Supreme Court affirmed the FCC's authority to develop pricing guidelines, it did not evaluate the FCC's TELRIC methodology, and has remanded the case to the Eighth Circuit for further proceedings. There will also be additional remand and related proceedings at the FCC. It is not possible at this time to determine the final outcome of the Eighth Circuit or FCC remand proceedings, or the effect that such proceedings will have on the Company or on CMRS providers generally.

          The portions of the FCC's interconnection order that are not related to pricing issues have gone into effect. In addition to the federal circuit court, several parties have petitioned the FCC for reconsideration of its decision. It is not possible to determine the final outcome of the court proceedings or the petitions for reconsideration or the effect such outcome will have on CMRS carriers, including the Company.

RELOCATION OF INCUMBENT FIXED MICROWAVE LICENSEES

          In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees in the spectrum allocated for PCS use, the FCC has adopted (i) a transition plan to relocate fixed microwave operators that currently are operating in the PCS spectrum, and (ii) a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, the benefitting PCS licensees will help defray the costs of the relocation. PCS licensees will only be required to relocate fixed microwave incumbents if they cannot share the same spectrum. The transition and cost sharing plans expire on April 4, 2005, at which time remaining incumbents in the PCS spectrum will be responsible for their costs to relocate to alternate spectrum locations.

          Relocation generally involves a PCS operator compensating an incumbent for costs associated with system modifications and new equipment required to move to alternate, readily available spectrum. This transition plan allows most microwave users to operate in the PCS spectrum for a two-year voluntary negotiation period and an additional one-year mandatory negotiation period. For public safety entities dedicating a majority of their system communications for police, fire, or emergency medical service operations, the voluntary negotiation period is three years. The FCC currently is considering whether to shorten the voluntary negotiation period by one year. Parties unable to reach agreement within these time periods may refer the matter to the FCC for resolution, but the existing microwave user is permitted to continue its operations until final FCC resolution of the matter.

          The FCC's cost-sharing plan allows PCS licensees that relocate fixed microwave links outside of their license areas to receive reimbursements from later-entrant PCS licensees that benefit from the clearing of their spectrum. A non-profit clearinghouse will be established to administer the FCC's cost-sharing plan.

F-BLOCK LICENSE REQUIREMENTS

          When the FCC allocated spectrum to PCS, it designated the F-Block as an "Entrepreneurs' Block." FCC rules require F-Block Entrepreneurs to meet various qualifications to hold F-Block licenses or to receive certain financing preferences. Among these are: (i) the various structural requirements governing equity investments, including the Entrepreneurs Requirements, Small Business Requirements and Control Group Requirements, all of which apply specifically to Entrepreneurs, and the Foreign Ownership Limitations, which apply to all communications entities governed by the FCC; (ii) transfer restrictions limiting, among other things, the sale of F-Block licenses; and (iii) other ongoing requirements that mandate network build-out schedules and limit cross-ownership of cellular and other wireless investments. The Company was the winning bidder for 5 licenses in the F-Block Auction. The FCC also determined that Entrepreneurs that qualify as a Very Small Business would be eligible to receive a 25% bidding credit and a F-Block Loan from the federal government for 80% of the dollar amount of their winning bids in the F-Block Auction. The Government Financing provided to the Company is F- Block Loans. See "Description of Certain Indebtedness." In order to ensure continued compliance with the FCC rules, the FCC has announced its intention to conduct random audits during the initial 10-year PCS license terms. There can be no assurance that the Company will continue to satisfy any of the FCC's qualifications or requirements, and the failure to do so would have a material adverse effect on the Company. See "Risk Factors"

STRUCTURAL REQUIREMENTS

          Entrepreneurs Requirements. In order to hold a F-Block license, an entity must: (i) meet the Entrepreneurs Revenues Limit by having less than $125 million in gross revenues and (ii) meet the Entrepreneurs Asset Limit by having less than $500 million in total assets (excluding the value of C-Block licenses). To qualify for the F-Block Auction, an entity had to have met the Entrepreneurs Revenues Limit for each of the two years prior to the auction and the Entrepreneurs Asset Limit at the time it filed its Short Form. For at least five years after winning a F-Block license, a licensee must continue to meet the Entrepreneurs Requirements, which are modified for such five-year period to exclude certain assets and revenues from being counted toward the Entrepreneurs Asset Limit and the Entrepreneurs Revenues Limit, respectively. Additional amounts are excluded if the licensee maintains an organizational structure that satisfies the Control Group Requirements described below. In calculating a licensee's gross revenues for purposes of the Entrepreneurs Requirements, the FCC includes the gross revenues of the licensee's affiliates, those persons or entities that hold interests in the licensee and the affiliates of such persons or entities.

          By claiming status as an Entrepreneur, the Company qualified to enter the F-Block Auction. If the FCC were to determine that the Company did not satisfy the Entrepreneur Requirements at the time it participated in the F-Block Auction or that the Company fails to meet the ongoing Entrepreneurs Requirements, the FCC could revoke the Company's PCS licenses, fine the Company or take other enforcement actions, including imposing the Unjust Enrichment Penalties. Although the Company believes it has met the Entrepreneurs Requirements, there can be no assurance that it will continue to meet such requirements or that, if it fails to continue to meet such requirements, the FCC will not take action against the Company, which could include revocation of its PCS licenses. See "Risk Factors"

          Small Business Requirements. An entity that meets the Entrepreneurs Requirements may also receive certain preferential financing terms if it meets the Small Business Requirements. These preferential financing terms include a 15% bidding credit for Small Businesses and a 25% Bidding Credit for Very Small Businesses (such as the Company) and the ability to make quarterly interest-only payments on its F-Block Loan for the first two years of the license term (for Very Small Businesses). To meet the Small Business or Very Small Business Requirements, a licensee must have had annual average gross revenues of not more than $40 million or $15 million, respectively, for the three calendar years preceding the date it filed its Short Form. In calculating a licensee's gross revenues for purposes of the Small and Very Small Business Requirements, the FCC includes the gross revenues of the licensee's affiliates, those persons or entities that hold interests in the licensee, and the affiliates of such persons or entities.

          By claiming status as a Very Small Business, the Company qualified for the Bidding Credit. If the FCC were to determine that the Company does not qualify as a Very Small Business, the Company would, at a minimum, be forced to repay the portion of the Bidding Credit to which it was not entitled. Further, the FCC could revoke the Company's PCS licenses, fine the Company or take other enforcement actions, including imposing the Unjust Enrichment Penalties. Although the Company has structured itself to meet the Very Small Business Requirements, there can be no assurance that it will remain in compliance with these requirements or that, if it fails to continue to meet such requirements, the FCC will not take action against the Company, which could include revocation of its PCS licenses. See "Risk Factors"

          Control Group Requirements. If a F-Block licensee meets the Control Group Requirements, the FCC excludes certain assets and revenues from such licensee's total revenues and assets, making it easier for the licensee to meet the Entrepreneurs Requirements and the Small Business Requirements. The Control Group Requirements mandate that the Control Group, among other things, have both actual and legal control of the licensee. Further, the FCC permits licensees to qualify under the Control Group Requirements pursuant to the Qualifying Investor Option if its Control Group is comprised of the following: (i) Qualifying Investors that own at least 15% of the equity interest on a fully diluted basis and 50.1% of the voting power in the F-Block licensee and (ii) Additional Control Group Members that hold at least 10% of the equity interest in the F-Block licensee. Additional Control Group Members must be either: (a) the same Qualifying Investors in the Control Group, (b) members of the licensee's management or (c) non-controlling institutional investors, including venture capital firms. To take advantage of the FCC's Qualifying Investor Option, a F-Block licensee must have met the Qualifying Investor Option requirements at the time it filed its Short Form and must continue to meet the Qualifying Investor Option requirements for three years following the License Grant Date. Commencing the fourth year of the license term, the FCC rules (i) eliminate the requirement that the Additional Control Group Members hold any of the licensee's equity interest and (ii) allow the licensee to reduce the minimum required equity interest held by the Control Group's Qualifying Investors from 15% to 10%.

          In order to meet the Control Group Requirements, the Company's Certificate of Incorporation provides that the Company's Class B common stock, as a class, must constitute 50.1% of the voting power of the Company. See "Description of Capital Stock." There can be no assurance that the Company will remain in compliance with the Control Group Requirements or, if it fails to continue to meet such requirements, that the FCC will not take action against the Company, which could include revocation of its PCS licenses. Although the Company has taken these and other steps to meet the Control Group Requirements, there can be no assurance that the Company has or will continue to meet the Control Group Requirements, and the failure to meet such requirements would have a material adverse effect on the Company. See "Risk Factors"

          Asset and Revenue Calculation. In determining whether an entity qualifies as an Entrepreneur and/or as a Small Business, the FCC counts the gross revenues and assets of the entity's "financial affiliates" toward the entity's total gross revenues and total assets. Financial affiliation can arise from common investments, familial or spousal relationships, contractual relationships, voting trusts, joint venture agreements, stock ownership, stock options, convertible debentures and agreements to merge. Affiliates of noncontrolling investors with ownership interests that do not exceed the applicable FCC "passive" investor ownership thresholds are not attributed to F-Block licensees for purposes of determining whether such licensees financially qualify for the applicable F-Block Auction preferences. The Entrepreneurs Requirements and the Very Small Business Requirements provide that, to qualify as a passive investor, an entity may not own more than 25% of the Company's total equity on a fully diluted basis, unless the Control Group owns at least 50.1% of the Company's total equity on a fully diluted basis. There can be no assurance that the Company will not exceed these passive investor limits or otherwise violate the Entrepreneur Requirements and/or the Small Business Requirements.

          In addition, if an entity makes bona fide loans to a F-Block licensee, the assets and revenues of the creditor would not be attributed to the licensee unless the creditor is otherwise deemed an affiliate of the licensee, or the loan is treated by the FCC as an equity investment and such treatment would cause the creditor/investor to exceed the applicable ownership interest thresholds (for purposes of both the financial affiliation and foreign ownership rules). Although the FCC permits a creditor/investor to use standard terms to protect its investment in F-Block licensees, such as covenants, rights of first refusal and super-majority voting rights on specified issues, the FCC has stated that it will be guided but not bound by criteria used by the Internal Revenue Service to determine whether a debt investment is bona fide debt. The FCC's application of its financial affiliation rules is largely untested and there can be no assurance that the FCC or the courts will not treat certain of the Company's lenders or investors as financial affiliates of the Company.

          Foreign Ownership Limitations. The Communications Act requires that non-U.S. citizens, their representatives, foreign governments or corporations otherwise subject to domination and control by non-U.S. citizens may not own of record or vote (i) more than 20% of the capital contribution to a common carrier radio station directly, or (ii) more than 25% of the capital contribution to the parent corporation of a common carrier radio station licensee if the FCC determines such holding are not within the public interest. Because the FCC classifies PCS as a common carrier offering, PCS licensees are subject to the foreign ownership limits. Congress recently eliminated restrictions on non-U.S. citizens serving as members on the board of directors and officers of a common carrier radio licensee or its parent. The FCC also recently adopted rules that, subject to a public interest finding by the FCC, could allow additional indirect foreign ownership of CMRS companies to the extent that the relevant foreign states extend reciprocal treatment to U.S. investors. The Company's Long Form filed by the Company with the FCC after the completion of the F-Block Auction indicates that the Company is in compliance with the FCC foreign-ownership rules. However, if the foreign ownership of the Company were to exceed 25% in the future, the FCC could revoke the Company's PCS licenses or impose other penalties. Further, the Company's Certificate of Incorporation enables the Company to redeem shares from holders of common stock whose acquisition of such shares results in a violation of such limitation. The restrictions on foreign ownership could adversely affect the Company's ability to attract additional equity financing from entities that are, or are owned by, non-U.S. entities. The recent World Trade Organization ("WTO") agreement on basic telecommunications services could eliminate or loosen foreign ownership limitation but could also increase the Company's competition. Under this agreement, the United States and other members of the WTO committed themselves to opening their telecommunications markets to competition and foreign ownership and to adopting regulatory measures to protect competitors against anticompetitive behavior by dominant telephone companies, effective as early as January 1, 1998. See "Risk Factors"

TRANSFER RESTRICTIONS

          License Transfer Restrictions. During the first five years after the License Grant Date, transfer or assignment of a F-Block license is prohibited to any entity that fails to satisfy the Entrepreneurs Requirements. If such a transfer occurs to an entity that does not qualify for bidding credits, such a sale would be subject to payment of the bidding credit and the licensee must adjust its installment payments to the FCC to effect the bidding credits and payment plan applicable to the new entity (e.g., an enterprise that is not a Very Small Business). After five years, all such transfers and assignments of the licenses remain subject to the Unjust Enrichment Penalties.

          Unjust Enrichment. Any transfer during the full license term (10 years) may require certain costs and reimbursements to the government of bidding credits and/or outstanding principal and interest payments (the "Unjust Enrichment Penalties"). In addition, if the Company wishes to make any change in ownership structure during the initial license term involving the de facto and de jure control of the Company, it must seek FCC approval and may be subject to the same costs and reimbursement conditions indicated above.

F-BLOCK RULES

          The Company (i) believes that it has structured itself to satisfy the Entrepreneurs Requirements, (ii) intends to diligently pursue and maintain its qualification as a Very Small Business and (iii) has structured its securities, including certain restrictions on ownership, in a matter intended to ensure compliance with the applicable FCC Rules. The Company has relied on representations of its investors to determine its compliance with the FCC's rules applicable to F-Block licenses. There can be no assurance, however, that the Company's investors or the Company itself will continue to satisfy these requirements during the term of any PCS license granted to the Company or that the Company will be able to successfully implement divestiture or other mechanisms included in the Company's Certificate of Incorporation that are designed to ensure compliance with FCC rules. Any non-compliance with FCC rules could subject the Company to serious penalties, including revocation of its PCS licenses. See "Risk Factors"

OTHER ONGOING REQUIREMENTS

          Build-Out Requirements. The FCC has mandated that recipients of PCS licenses adhere to a five year build-out requirement. Under the five year build-out requirement, all 10 MHZ PCS licensees (such as F-Block licensees) must construct facilities to offer adequate service to at least one-third of the population in their service area within five years from the date of initial license grants or make a showing of substantial service in its licensed areas within five years of the initial license grants. Service must be provided to two-thirds of the population within 10 years. Violation of this regulation could result in license revocations or forfeitures or fines.

          Additional Requirements. As a F-Block licensee, the Company will be subject to certain restrictions that limit, among other things, the number of PCS licenses it may hold as well as certain cross-ownership restrictions pertaining to cellular and other wireless investments.

          Penalties for Payment Default. In the event that the Company were to become unable to meet its obligations under the Government Financing, the FCC could in such instances reclaim some or possibly all of the Company's PCS licenses, reauction them, and subject the Company to a penalty comprised of the difference between the price at which it acquired its license and the amount of the winning bid at reauction, plus an additional penalty of three percent of the lesser of the subsequent winning bid and the defaulting bidders bid amount. See "Risk Factors"

ITEM 2. PROPERTIES

          The Company has no properties except as described above.

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

          Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS



                 PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

          The Class A common stock is traded on the OTC Bulletin Board. The following table sets forth the high and low bid prices for the Class A common stock, for the periods indicated, as reported by published sources. All quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                         LOW                        HIGH
1998 FISCAL YEAR
First Quarter                          $0.609375                   $1.25
Second Quarter                          1.00                        2.50
Third Quarter                           1.859375                    3.00
Fourth Quarter                          0.75                        1.625

          On March 18, 1999, the closing sales price of the Class A common stock on the OTC Bulletin Board was $1.75.

          At March 30, 1999 the records of the Company's transfer agent indicated that there were 990 holders of record of the Company's Class A Common Stock.

          At March 30, 1999, all of the Company's Class B Common Stock was held by Aer Force Communications, Inc. ("AFC"), all of whose capital stock is owned by Victoria Kane.

          We have not declared any cash dividend on our Class A common stock since inception. We do not anticipate that we will pay cash dividends in the foreseeable future. Under the provisions of our Preferred Stock, we cannot declare dividends on our Class A or Class B common stock until all accrued dividends on our Preferred Stock are paid. We currently plan to retain any earnings to provide for our development and growth.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

          We are a development stage company with no significant results of operations to date. We hold five 10 megahertz personal communications services ("PCS") licenses to serve a population of approximately 21 million, including two of the top ten markets, Los Angeles and Washington D.C., plus Sarasota, Florida, Reno, Nevada and Santa Barbara, California. The total cost of these licenses was approximately $19 million, after a 25% bidding credit provided by the Federal Communications Commission. 80% of the cost of the licenses (or $15.2 million) was financed over ten years by the FCC, with only payments of interest during the first two years after award of the licenses.

          We believe that our PCS licenses have substantial potential. However, we have not yet adopted a business plan or determined how to finance our operations because of uncertainties relating to PCS, which makes evaluation difficult, including without limitation the newness of PCS, financing, affiliation and technology issues and the financial problems of certain C-Block licensees. Therefore, we have not yet determined whether to develop our PCS licenses on its own, joint venture our licenses with other PCS wireless telephone licenses holders or operators or others, or sell some or all of our licenses. We expect to continually evaluate these factors and to adopt a plan or plans once the financing, regulatory and market aspects of PCS are less uncertain. Our principal expense to date has been interest, including commitment fees, plus minor administrative expenses.

          Unless we sell our PCS business or joint venture our PCS licenses with an entity that has the capacity to provide substantial funds, we will need to raise substantial capital to fund our installment payments to the FCC and the build out of our PCS licenses. Under the government financing, we have to make payments of approximately $2.3 million in 1999 including an interest payment of $337,658 that was due on October 31, 1998, $2.6 million in the year 2000 and $2.4 million for the next 8 years.

          The following are the scheduled interest and principal payments over the next two years:


                       Due Date                             Amount
             April 29, 1999                                   $388,307(1)
             May 1, 1999                                       354,541(2)
             April 30, 1999                                    337,658
             July 31, 1999                                     534,641
             October 31, 1999                                  706,566
                                                            $2,321,713

             January 31, 2000                               $  706,566
             April 30, 2000                                    706,566
             July 31, 2000                                     605,879
             October 31, 2000                                  605,879
                                                            $2,624,890

          Under FCC rules, scheduled payments may be delayed for up to 90 days upon payment of a 5% penalty and for 90-180 days upon payment of a 15% penalty. The April 29, 1999 payment may not be further delayed and the May 1, 1999 payment may only be delayed for an additional 90 days. We do not have a reliable estimate of the cost to build out our PCS licenses but it is likely to be substantial.

          We will have to raise funds shortly in order to make interest payments on the government financing and for working capital and general corporate purposes. We believe that we will be required to borrow additional funds from certain of our directors in order to meet our April 29, 1999 payment obligation under the same terms and provisions of prior loans received from our directors. The report of our independent auditors with respect to our financial statements as of December 31, 1998 and 1997, for the years ended December 31, 1998 and 1997 and the period from July 26, 1996 (inception) to December 31, 1998 contains a paragraph indicating that substantial doubt exists as to our ability to continue as a going concern. Among the factors cited by the auditors as raising

--------
(1) Scheduled payment was $337,658, which was due on October 31, 1998. Above amount includes a 15% penalty, as provided in the loan documents, for payments made between 90-180 days after the due date.

(2) Scheduled payment was $337,658, which was due on January 31, 1998. Above amount includes a 5% penalty, as provided in the loan documents, for payments made within 90 days after due date.

substantial doubt as to our ability to continue as a going concern is that, with respect to the periods covered, we have incurred losses since inception and have not yet adopted a business plan or determined how to finance our operations and will need to obtain capital in order to fund our interest and principal payment obligations and for working capital and general corporate purposes.

LIQUIDITY AND CAPITAL RESOURCES

          The principal amount of debt (excluding accrued interest) on December 31, 1998 was $15,466,177, compared to shareholders equity of $22,860. During the period from July 26, 1996 (inception) to December 31, 1998, we had no revenues or operating profits and cannot predict when the Company may have any revenues or operating profits.

          In April 1997, the FCC suspended interest payments on the government financing through March 31, 1998. On March 24, 1998, the FCC indicated that such interest will be resumed not earlier than 90 days subsequent to the publication in the Federal Register of the Order on Reconsideration. Such publication was made on April 8, 1998 requiring cumulative suspended interest payments to be made in eight quarterly installments of $100,686 each beginning on July 31, 1998. Also on that date, the accrued interest of $311,324, from the date the interest suspension ended, March 31, 1998, until July 31, 1998. Payment was made on October 28, 1998, within the 90-day non-delinquency period, in the amount of $432,611 comprising accrued interest of $412,010 and a 5% penalty of $20,600. Accordingly, during the remainder of 1998, we were required to issue an additional interest payment of $236,972 plus suspended interest of $100,686. Total interest payments required for year 1998 amounted to $749,688. Interest payments for 1999, are projected to be $944,810 plus quarterly suspended interest of $402,744 for the year.

          Management has elected to defer payment of interest due on loans payable to FCC due on October 31, 1998 in the amount of $337,658. Payments issued within 90 days of the due date will be subject to a 5% penalty and 15% penalty if paid within 90 to 180 days of the due date.

          On October 22, 1998, the Company borrowed $300,000 from certain directors of the Company. The loans are evidenced by promissory notes in the amount of $150,000 each to Mario J. Gabelli and T. Gibbs Kane, Jr., which notes bear interest at a rate of 5.00% per year, and which become due and payable on the earlier of i) October 22, 1999 or ii) upon the receipt of proceeds from this offering, sufficient to pay the full amount of principal and interest then owed on the notes.

YEAR 2000 COMPLIANCE

          We have considered the potential impact of the year 2000 on our future business and operations. Any programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. If we decide to develop our PCS licenses, we may utilize a number of computer programs. Because we currently have no operations, we are unable to assess the potential impact of the year 2000 on any systems we may use nor have we been able to complete our assessment of any year 2000 issues which may affect third-parties. We believe that the costs of addressing this issue in the future will not have a material adverse impact on our financial position. However, if the Company and third parties upon which we rely are unable to address this issue in a timely manner, it could result in a material financial risk, including the possibility that we may be liable to such third parties for a material failure of our systems due to year 2000 issues

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See index to Financial Statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                                   MANAGEMENT

                        EXECUTIVE OFFICERS AND DIRECTORS

          The following sets forth the name, business address, present principal occupation, employment and material occupations, positions, offices or employments for the past five years and ages as of March 1, 1999 for the executive officers and directors of the Company. Members are the board are elected and serve for one year terms or until their successors are duly elected and shall have qualified. All executive officers serve at the discretion of the board.

NAME                         AGE          POSITION WITH EAST/WEST*
----                         ---          ------------------------

Victoria G. Kane(1)           50          Class B Director,  Chairman  and Chief
                                          Executive Officer
T. Gibbs Kane, Jr.(1)         51          Class B Director
Mario J. Gabelli              56          Class A Director(2)
Robert E. Dolan               47          Assistant Secretary

----------------------
* Under the Company's Certificate of Incorporation each of the Class B Directors has one and one-half votes and each of the Class A Directors has one vote on all matters properly brought before the Board of Directors.

(1)      T. Gibbs Kane, Jr. and Victoria G. Kane are husband and wife.
(2) One of the two available Class A Director positions is currently vacant.

         VICTORIA G. KANE, Entrepreneur and investor. Owner and instructor of dance studio (from 1986 to 1996).

         T. GIBBS KANE, JR., President, Sound Shore Management (since 1978), a registered investment advisor; Director, Sound Shore Fund (since 1985), a mutual fund.

         MARIO J. GABELLI, has served as Chairman, Chief Executive Officer and Chief Investment Officer of Gabelli Funds, Inc. and Gabelli Asset Management, Inc. and their predecessors since November 1976. In connection with those responsibilities, he serves as Chairman and/or President of thirteen registered investment companies managed by Gabelli Funds, LLC. Mr. Gabelli also serves as a Governor of the American Stock Exchange, and Chairman and Chief Executive Officer of Lynch Corporation, a public company engaged in multimedia, specialized transportation and manufacturing.. Mr. Gabelli received a B.S. from Fordham University and an M.B.A. from Columbia University Graduate School of Business.

         ROBERT E. DOLAN, Chief Financial Officer(since February 1992) and Controller (since May 1990) of Lynch.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

          The following table sets forth certain information regarding beneficial ownership of our common stock by (i) each person who is known by us to own beneficially more than five percent of our common stock, (ii) each of our officers and directors, (iii) and all current executive officers and directors as a group.


                                   Class A Beneficially             Class B Beneficially Owned            Total Beneficially Owned
                                          Owned
                               ----------------------------        -----------------------------        ----------------------------

                                 Shares           Percent             Shares           Percent            Shares            Percent
                               ----------        ----------        ------------       ----------        -----------        ---------

Aer Force                              --                --           1,779,301             100%          1,779,301            50.1%
Communications,
Inc.(1)
Victoria G. Kane (1)                   --                --           1,779,301             100%          1,779,301            50.1%
T. Gibbs Kane, Jr. (1)                 --                --           1,779,301             100%          1,779,301            50.1%
Mario J. Gabelli (2)              441,184               24.9%                --               --            441,184            12.4%
Robert E. Dolan (3)                   235                --                  --               --                235             --
Elisa Gabelli (4)                 200,043               11.3%                 -                -            200,043             5.6%
All Directors and                 441,419               24.9%         1,779,301             100%          2,220,720            62.5%
Executive Officers as a
Group (3 in total)

(1) Victoria G. Kane is the sole shareholder of AFC and therefore shares owned by AFC are set forth in this table as owned by Victoria G. Kane. Victoria Kane has sole voting and dispositive power with respect to the shares owned by AFC. T. Gibbs Kane Jr. is the husband of Victoria
          G. Kane, and therefore shares owned by Victoria G. Kane are also set forth as owned by T. Gibbs Kane Jr. T. Gibbs Kane Jr. disclaims ownership of the shares. The address of AFC, Victoria G. Kane and T. Gibbs Kane Jr. is 350 Stuyvesant Avenue, Rye, New York 10580.

(2) Includes 261,262 shares owned directly by Mr. Gabelli (including 3,120 shares held for the benefit of Mr. Gabelli in the Lynch 401(k) Savings
          Plan), 758 shares held by GFI, 2,000 shares owned by a charitable foundation of which Mr. Gabelli is a trustee, 70,000 shares owned by a limited partnership in which Mr. Gabelli is the general partner and has a 20% interest and 107,164 shares subject to a voting agreement which terminates June 26, 2001 for which Mr. Gabelli has sole voting power. Mr. Gabelli disclaims the ownership of the shares owned by the foundation, by GFI to the extent of the minority interest in GFI held by third parties and by the partnership except for his 20% interest therein. The address of GFI and Mr. Gabelli is 555 Theodore Fremd Avenue, Corporate Center at Rye, NY 10580.

(3) Includes 35 shares registered in the name of Mr. Dolan's children with respect to which Mr. Dolan has sole voting and investment power.

(4) Consists of 200,043 shares held in trusts for which Ms. Gabelli is the trustee or beneficiary and for which Ms. Gabelli has sole voting and investment power and 5,043 shares held by Ms. Gabelli for which she holds sole investment power. Ms. Gabelli is the daughter of Mario Gabelli.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          AFC and Lynch PCS Corporation F ("LPCS"), a subsidiary of Lynch, formed a limited partnership, Aer Force Communications B, L.P. in July 1996 for the purpose of bidding for PCS licenses in the F-Block Auction. AFC, the general partner, contributed $100,200 to the partnership for a 50.1% equity interest and LPCS, the limited partner, contributed $99,800 to the partnership for a 49.9% equity interest. LPCS also agreed to loan the partnership an additional $11.4 million, primarily for down-payments and to service installment payments on PCS licenses won in the auction.

          On August 13, 1997, East/West succeeded to the rights and obligations of Aer Force Communications B, L.P. . At that time, AFC received 1,779,301 shares of our Class B common stock and LPCS received 1,772,198 shares of our Class A common stock. Concurrently, LPCS transferred the 1,772,198 shares to Lynch, which subsequently transferred 1,417,048 shares to its stockholders and 355,150 shares to GFI in satisfaction of Lynch's obligation to share a profits interest in LPCS's partnership interest.

          As a part of these transactions, AFC and LPCS contributed an additional $125,250 and $124,750, respectively, in cash, as equity to East/West, and LPCS contributed to East/West's capital, $4.5 million of our existing indebtedness to LPCS. Our remaining indebtedness to LPCS was converted into $7.8 million of redeemable preferred stock and LPCS's obligations to make additional loans to East/West terminated.

          On October 22, 1998, the Company borrowed $300,000 from certain directors of the Company. The loans are evidenced by promissory notes in the amount of $150,000 each to Mario J. Gabelli and T. Gibbs Kane, Jr., which notes bear interest at a rate of 5.00% per year, and which become due and payable on the earlier of i) October 22, 1999 or ii) upon the receipt of proceeds from this offering, sufficient to pay the full amount of principal and interest then owed on the notes.

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

          (3) Exhibits *

          3.1       Certificate of  Incorporation  of East/West  Communications,
                    Inc.
          3.2       By-Laws of East/West Communications, Inc.
         10.1       Expenses  Agreement  dated as of July 31,  1996  among AER
                    Force   Communications   B,  L.P.,   a  Delaware   limited
                    partnership, AER Force Communications Inc., a New York corporation, and Lynch PCS Corporation F, a Delaware corporation.

           10.2 Limited Partnership Agreement of AER Force Communications B, L.P. entered into as of July 26, 1996, by and between AER Force Communications Inc., a New York corporation, as general partner, and Lynch PCS Corporation F, a Delaware corporation, as the Initial Limited Partner.
           10.3 Loan Agreement dated as of August 12, 1996 by and between AER Force Communications B, L.P., a Delaware limited partnership, and Lynch PCS Corporation F, a Delaware corporation.
          10.4      Form of Security Agreement
          10.5      Form of Installment Payment Plan Note
         *27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information purposes only and not filed.

-----------------------------------------
 * - Except as noted, all exhibits have been filed as exhibits to Registrant's Form S-1 filed November 25, 1997.


(B) REPORTS ON FORM 8-K

          None

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
East/West Communications, Inc.

We have audited the accompanying balance sheets of East/West Communications, Inc. (the "Company") a development stage enterprise, formerly Aer Force Communications B, L.P., as of December 31, 1998 and 1997, and the related statements of operations, changes in shareholders' equity (deficit), and cash flows for the years ended December 31, 1998 and 1997 and the period from July 26, 1996 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and the period from July 26, 1996 (inception) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming East/West Communications, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred losses since inception and has not yet adopted a business plan or determined how to finance its operations and will need to obtain capital in order to fund its interest and principal payment obligations and for working capital and general corporate purposes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                      /s/ Ernst & Young LLP

Stamford, Connecticut
March 19, 1999

                       EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                                 BALANCE SHEETS

                                                                             12/31/98         12/31/97
                                                                           ----------------------------
ASSETS
Current Assets
      Cash and cash equivalents                                          $      61,805     $    254,427
                                                                         -------------     ------------
Total current assets                                                            61,805          254,427

PCS Licenses                                                                18,957,721       18,957,721
Capitalized costs                                                            2,188,626        1,240,434
                                                                         =============     ============
Total assets                                                             $  21,208,152     $ 20,452,582
                                                                         =============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses                              $   1,250,939     $    654,853
      Loans from shareholders                                                  300,000                -
      Current portion of Loan from FCC                                         743,580                -
                                                                         ------------------------------
Total current liabilities                                                    2,294,519          654,853

Loan from FCC                                                               14,422,597       15,166,177
Deferred income taxes                                                          444,000          500,000

Redeemable preferred stock,  $1,000 par value; 5% cumulative dividends,  16,000 shares authorized, 7,800 issued and
      outstanding (liquidation value - $7,800,000)                           4,024,176        3,389,487

Shareholders' equity:
Common stock, Class A, $.0001 par value, 3,600,000 shares
      authorized, 1,772,198 shares issued and outstanding                          177              177
Common stock, Class B, $.0001 par value, 16,000,000 shares
      authorized, 1,779,301 shares issued and outstanding                          178              178
Additional paid-in capital                                                   4,949,645        4,949,645
Shareholders' deficit accumulated during development stage                  (4,927,140)      (4,207,935)

                                                                           ------------    ------------
Total shareholders' equity                                                      22,860          742,065
                                                                          -------------    ------------
Total liabilities and shareholders' equity                               $  21,208,152     $ 20,452,582
                                                                          =============    ============

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                            STATEMENTS OF OPERATIONS

                                                                    JANUARY 1        JANUARY 1       JULY 26, 1996
                                                                    TO DEC 31,       TO DEC 31,      (INCEPTION) TO
                                                                       1998            1997          DEC 31, 1998
                                                                    -----------------------------------------------

Interest income                                                    $    9,818      $          0      $     9,818
Interest expense, including commitment  and late fees                 (74,124)       (1,987,562)      (3,640,186)
Other expenses                                                        (76,210)          (87,607)        (163,817)
                                                                    ---------------------------------------------
          Loss before income taxes                                   (140,516)       (2,075,169)      (3,794,185)

Income tax benefit (expense)                                           56,000          (500,000)        (444,000)
                                                                    ---------------------------------------------
          Net loss                                                    (84,516)       (2,575,169)      (4,238,185)

Dividend requirement on preferred stock                              (634,689)          (54,266)        (688,955)
                                                                    ---------------------------------------------

Loss applicable to common shares                                   $ (719,205)     $ (2,629,435)     $(4,927,140)
                                                                    =============================================

Basic and diluted loss per common share                                 (0.20)            (0.74)
                                                                    ==========      ============

Number of shares used in computation                                3,551,499         3,551,499
                                                                    ==========      ============

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

       FOR THE PERIOD FROM JULY 26, 1996 (INCEPTION) TO DECEMBER 31, 1998


                                                                                                      LIMITED             TOTAL
                                                    ADDITIONAL                          GENERAL      PARTNERS         SHAREHOLDER'S
                                          COMMON     PAID IN            ACCUMULATED    PARTNER'S     EQUITY             EQUITY
                                          STOCK      CAPITAL              DEFICIT       EQUITY       (DEFICIT)          (DEFICIT)
                                       ---------------------------------------------------------------------------------------------
Balance at July 26, 1996
      (inception)                      $    -       $          -      $         -      $       -   $          -       $          -
Capital contributions                       -                  -                -        100,200         99,800            200,000
      Net loss                              -                  -                -        (15,785)    (1,562,715)        (1,578,500)
                                         -------------------------------------------------------------------------------------------
Balance at December 31, 1996                -                  -                -         84,415     (1,462,915)        (1,378,500)

Capital contributions                       -                  -                -        125,250      4,624,750          4,750,000
Issuance of 3,551,499 shares of
      Common Stock, $.0001 par
      value (1,772,198-Class A;
      1,779,301-Class B)                  355          4,949,645       (1,578,500)      (209,665)    (3,161,835)                 -
         Net loss                           -                  -       (2,575,169)             -              -         (2,575,169)
Preferred dividends                         -                  -          (54,266)             -              -             (54,266)
                                         -------------------------------------------------------------------------------------------
Balance at December 31, 1997              355          4,949,645       (4,207,935)             -              -            742,065

         Net loss                           -                  -          (84,516)             -              -            (84,516)
Preferred dividends                         -                  -         (634,689)             -              -           (634,689)
                                         ===========================================================================================
Balance at December 31, 1998           $  355      $   4,949,645  $    (4,927,140)     $       -   $          -          $  22,860
                                         ===========================================================================================

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                            STATEMENTS OF CASH FLOWS

                                                                                       JULY 26, 1996
                                                          JANUARY 1      JANUARY 1    (INCEPTION) TO
                                                          TO DEC 31,     TO DEC 31,      DEC 31,
                                                            1998            1997          1998
                                                         --------------------------------------------

Cash Flows from Operating Activities:
   Net Loss                                             $  (84,516)   $ (2,575,169)   $ (4,238,185)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Deferred income tax (benefit) expense                (56,000)        500,000         444,000
      Changes in operating assets and liabilities:
         Increase in accounts payable and
             accrued expenses                               57,335          60,920         118,255
      Interest accrued, including commitment fees         (409,441)      1,975,946       3,145,005
                                                       -------------------------------------------

Net cash used in Operating Activities                     (492,622)        (38,303)       (530,925)

Cash Flows from Investing Activities:
  Deposits with FCC                                           --        10,104,228      (1,895,772)
  Purchase of PCS licenses                                    --        (1,895,772)     (1,895,772)
                                                       -------------------------------------------
Net cash provided by (used in) Investing Activities           --         8,208,456      (3,791,544)

Cash Flows from Financing Activities:
  Proceeds from shareholders' loan                         300,000                         300,000
  Proceeds from loans from the Limited
      Partner                                                 --         1,938,502      13,738,502
  Repayment of loans from the Limited Partner                 --       (10,104,228)    (10,104,228)
  Capital contributions                                       --           250,000         450,000
                                                       -------------------------------------------

Net Cash provided by (used in) Financing Activities        300,000      (7,915,726)      4,384,274

(Decrease) Increase in Cash and Cash Equivalents          (192,622)        254,427          61,805

Cash and cash equivalents, beginning of period             254,427            --              --
                                                       -------------------------------------------

Cash and cash equivalents, end of period                $   61,805    $    254,427    $     61,805
                                                       ===========================================

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


NOTE 1     ACCOUNTING POLICIES:

                 DESCRIPTION OF BUSINESS:
                 East/West Communications, Inc. ("the Company") was incorporated on August 13, 1997, to succeed to the rights and obligations of Aer Force Communications B, L.P. ("the Partnership"). The Partnership was formed in July 1996, to bid for personal communications services ("PCS") licenses in the Federal Communications Commission's ("FCC") F-Block auction. PCS is a second generation digital wireless service utilizing voice, video or data devices that allow people to communicate at anytime and virtually anywhere. Over the past three years, the FCC auctioned off PCS licenses with a total of 120 MHZ of spectrum, falling within six separate frequency blocks labeled A through F. Frequency blocks C and F were designated by the FCC as "entrepreneurial blocks." Certain qualifying small businesses including the Partnership were afforded bidding credits in the auctions as well as government financing of the licenses acquired. The Partnership won five licenses in 1997 to provide personal communications services over 10Mhz of spectrum to a population of approximately 21 million, including Los Angeles and Washington, D.C. Aer Force Communications, Inc. was the General Partner of the Partnership with a 50.1% equity interest. Lynch PCS Corporation F ("Lynch PCS F"), a wholly-owned subsidiary of Lynch Corporation ("Lynch"), a publicly held company, was the Limited Partner of the Partnership with a 49.9% equity interest.

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

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 1      ACCOUNTING POLICIES (CONTINUED):

                 DESCRIPTION OF BUSINESS (CONTINUED):
                 Immediately thereafter, Lynch PCS F dividended 39.9% of the Common Stock of the Company to Lynch which, in turn, dividended this interest to its shareholders. In addition, Lynch PCS F transferred the remaining 10% of Common Stock of the Company held by it to Gabelli Funds, Inc., an affiliate of the Chairman and CEO of Lynch, in satisfaction of a previously incurred obligation. Also at that time, Lynch PCS F converted the remaining principal amount of its loan to the Partnership of $3,335,221 (after the capital contribution of $4,500,000) into a redeemable preferred stock of the Company (see Note 6). Under the terms of this conversion the Limited Partner's prior obligation to make further loans to the Partnership was terminated.

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

                 The Company believes that its PCS licenses have substantial potential. However, the Company has not yet adopted a business plan or determined how to finance its operations because of uncertainties relating to PCS. Therefore, the Company has not yet determined whether to develop its PCS licenses on its own, to joint venture its licenses with other PCS or wireless telephone licensees or operators, or to sell some or all of its licenses. The Company expects to continually evaluate these factors and to adopt a business plan once the financing, regulatory and market aspects of PCS are less uncertain.

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


NOTE 1      ACCOUNTING POLICIES (CONTINUED):

                 BASIS OF PRESENTATION (CONTINUED):
                 The Company has incurred losses since inception and will need to obtain capital in order to fund its interest and principal payment obligations and for working capital and general corporate purposes. There can be no assurance that the Company can raise sufficient capital to fund its obligations and finance the construction of its networks. Accordingly, the lack of funding creates substantial doubt about the Company's ability to continue as a going concern. Management has elected to defer payment of interest due on the loan payable to the FCC which was due on October 31, 1998 in the amount of $337,658. The Company intends, to make the required payment, including applicable penalties of approximately $390,000 on or before April 29, 1999. However, if such payment is not made, the Company will forfeit its rights to the licenses.

                 Certain prior year amounts have been reclassified to conform to the current year presentation.

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

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


NOTE 1      ACCOUNTING POLICIES (CONTINUED):

                 CAPITALIZED COSTS:
                 Interest charges including commitment fees incurred prior to the granting of the licenses have been expensed. Subsequent to the license grant dates, and until operations commence, all interest charges (excluding penalty interest and late fees) and commitment fees on outstanding loan balances will be capitalized. These costs amounted to $2,188,626 and $1,240,434 at December 31, 1998 and 1997, respectively. Such costs include $1,845,150 and $897,267 of capitalized interest at December 31, 1998 and 1997 respectively. Total interest charges amounted to $947,883, $1,119,111, and $2,765,160 for the years ended
                 December 31, 1998 and 1997 and the period from July 26, 1996 (inception) to December 31, 1998, respectively.

                 The cost of the PCS licenses (including capitalized costs) will be amortized over a period, consistent with the industry practice, which will begin when operations commence.

                 Pursuant to FCC regulations, license holders are required to commence providing service to one-third or the population within the license area within five years from the date of award and two-thirds of the population within ten years from the date of award. Such licenses may only be transferred to other entities that meet the FCC requirements for F-Block license holders during the first five years of the initial license term. Transfers of such licenses to entities not meeting such requirements in years six through ten of the initial license term will subject the Company to substantial unjust enrichment penalties.

                 LOSS PER SHARE:
                 In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which was adopted by the Company in 1997 upon the issuance of its common stock. Basic loss per common share is calculated by dividing net loss by the weighted average number of Class A and Class B common shares outstanding during the period. The basic and diluted loss per common share for the year ended December 31, 1997 give effect to the issuance of the common stock of the Company as if the issuance occurred on January 1, 1997.

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


NOTE 1      ACCOUNTING POLICIES (CONTINUED):

                 INCOME TAXES:
                 Prior to December 4, 1997, no provision for income taxes was made in the financial statements as the partners were required to report their respective share of income or loss on their respective income tax returns. Beginning December 4, 1997, the Company accounts for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred taxes result from temporary differences in the recognition of revenues and expenses for income tax and financial reporting purposes. At December 31, 1998 and 1997, net deferred tax liabilities represent the tax effect of taxable temporary differences (pertaining to capitalized costs of approximately $1.3 million) which existed at the date the Partnership converted to a C-Corporation offset, in part, by accumulated net operating losses of approximately $140,000 in 1998. The Company's net operating losses expire in 2012.

NOTE 2      RELATED PARTIES:
                 On October 22, 1998, the Company borrowed $300,000 from certain directors of the Company. The loans in the amount of $150,000 from Mario J. Gabelli and T. Gibbs Kane, Jr., bear interest at a rate of 5.00% per year, and become due and payable on the earlier of i) October 22, 1999 or ii) upon the receipt of proceeds from an offering of rights (the "Rights Offering") to purchase shares of Class A Common Stock sufficient to pay the full amount of principal and interest then owed on the notes. The Company plans to offer rights in connection with such Rights Offering to existing shareholders of the Company's Class A and Class B Common Stock during 1999 (See Note 8).

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

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


 NOTE 3     PARTNERSHIP AGREEMENT (CONTINUED):
                 Subsequently, all profits and losses were to be allocated to the Limited Partner and General Partner in proportion to their respective interests, 49.9% and 50.1%, respectively. On December 4, 1997, the Partnership was terminated.

NOTE 4     LONG TERM DEBT:
                 Long term debt at December 31, 1998 and 1997 consists of FCC financing of PCS licenses awarded in the following markets and maturing in 2007:

                        Los Angeles, CA                   $  3,579,000
                        Washington, D.C.                     7,068,000
                        Sarasota, FL                         1,322,400
                        Reno, NV                             1,429,800
                        Santa Barbara, CA                    1,766,977
                                                         -------------
                                                         $  15,166,177
                        Less amounts due within one year      (743,580)
                                                         -------------
                                                         $  14,422,597
                                                         -------------

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

                 All of the FCC financing bears interest at 6.25% per annum. Quarterly interest payments of $236,972 were required for the first two years of the license (1997 and 1998) and quarterly payments of principal and interest of $605,879 are required over the remaining eight years of the license term. These loans are secured by the licenses granted. In April 1997, the FCC suspended the interest payments on the debt through March 31, 1998. On March 24, 1998, the FCC indicated that such interest payments will be resumed not earlier that 90 days subsequent to publication in the Federal Register of its "Order on Reconsideration of the Second Report and Order." Such order was published on April 8, 1998, requiring the suspended payments (aggregating $805,488) to

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


NOTE 4     LONG TERM DEBT (CONTINUED):
                 be made in eight quarterly installments of $100,686 beginning in July 1998, plus regular interest payments for the period of March 31, 1998 to July 31, 1998, of $311,324, subject to deferral of up to a maximum 180 days. Payment was made on October 28, 1998, within the 90-day non-delinquency period, in the amount of $432,610 comprising accrued interest of $412,010 and a 5% penalty fee of $20,600.

                 Management has elected to defer payment of interest due on the loan payable to the FCC, which was due on October 31, 1998 in the amount of $337,658. Payments made within 90 days of the due date will be subject to a 5% penalty which increases to a 15% penalty if paid within 90 to 180 days of the due date. A 15% interest penalty has been accrued in the financial statements. The Company intends to make the required payment of approximately $390,000 (including applicable penalties) on or before April 29,1999. However, if such payment is not made, the Company will forfeit its rights to the licenses.

                 Aggregate principal maturities of long-term debt for each of the next five years are as follows: 1999--$.744 million, 2000--$1.558 million, 2001--$1.658 million, 2002--$1.764 million and 2003--$1.877 million.

 NOTE 5          COMMON STOCK :
                 The Company has two classes of Common Stock authorized: Class A Common Stock and Class B Common Stock. The authorized capital stock of the Company consists of 3,600,000 shares of Class A Common Stock and 16,000,000 shares of Class B Common Stock.

                 The holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available therefor. In the event of the liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities, if any, then outstanding. Collectively, the shares of Class A Common Stock represent not more than 49.9% of the Company's voting interest, with each share of Class A Common Stock issued and outstanding having one vote per share on all matters, except the election of directors or as otherwise provided by law. The holders of the Class A Common Stock as a class will be entitled to elect members to the Company's Board of Directors who collectively will represent two of the five votes of the Company's Board of Directors.

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


NOTE 5           COMMON STOCK (CONTINUED):
                 Collectively, the shares of Class B Common Stock represent at least 50.1% of the Company's voting interest, with each shares of Class B Common Stock issued and outstanding having 5 votes per share on all matters, except the election of directors or as otherwise provided by law. With respect to the election of directors, the Class B Common Stock, voting together as a class, may elect up to three members of the Company's Board of Directors.

 NOTE 6     REDEEMABLE PREFERRED STOCK :
                 The Company is authorized to issue 16,000 shares of Preferred Stock and at December 31, 1998 and 1997 had outstanding 7,800 shares of Preferred Stock, par value $1,000 per share. The Preferred Stock (i) is entitled to preferred dividends at an annual rate of five (5) shares of additional Preferred Stock for each one hundred shares of Preferred Stock outstanding,
                 (ii) has no voting rights except as provided by law, and (iii) is entitled to be redeemed at $1,000 per share (plus accrued and unpaid dividends) on the earlier of (i) December 1, 2009,
                 (ii) upon a change of control of the Class A or Class B Common Stock or (iii) upon the sale of one or more PCS licenses for cash or a non-cash sale under certain circumstances. The difference between the carrying value of such shares (which approximates fair value) and the redemption price is being amortized using the effective interest method to November 1, 2009. Accrued dividends and accretion on the preferred stock are included in the preferred stock account in the balance sheets and the dividend requirement on preferred stock in the statements of operations.

NOTE 7           LEGAL MATTERS:
                 The United States Department of Justice initiated an investigation during 1997 to determine whether there had been bid rigging and market allocation for licenses auctioned by the FCC for PCS. The Company, together with various other bidders in the PCS auctions, had received a civil investigative demand ("CID") requesting documents and information relating to bidding, and in May 1997, the Company complied with the CID. The Company is not aware of what further action, if any, the Justice Department or the FCC may take and cannot estimate its exposure, if any, at this time.

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


NOTE 8      RIGHTS OFFERING:
                 The Company has announced that it intends to offer, at no cost to the holders of its Class A Common Stock, a non-transferable right to purchase up to 443,050 shares of Class A Common Stock. The rights entitle shareholders to purchase one additional share of Class A Common Stock for every four shares of Class A Common Stock held @ $1.50 per share. In addition, the Company intends to sell 444,825 shares of Class B Common Stock at a price of $1.50 per share to the current owners of the Company's Class B Common Stock.

                 The Company intends to file a Registration Statement with the Securities and Exchange Commission ("SEC") in April 1999 commencement of the proposed sale will be as soon as possible after the Registration Statement is declared effective by the SEC.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed this 31st day of March, 1999 on its behalf by the undersigned, thereunto duly authorized.

                                           EAST/WEST COMMUNICATIONS, INC.



                                           By:/s/ Victoria Kane
                                              ---------------------------------
                                              Victoria Kane
                                              Chairman of the Board
                                              (Chief Executive Officer and
                                              Chief Financial Officer)


                                POWER OF ATTORNEY

          East/West Communications, Inc. and each of the undersigned do hereby appoint Victoria Kane, its or her true and lawful attorney to execute on behalf of East/West Communications, Inc. and the undersigned any and all amendments to this Annual Report on Form 10-KSB and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Victoria Kane               Chairman of the Board, Chief    March 31, 1999
----------------------------    Executive Officer
Victoria Kane                   and Director

/s/ T. Gibbs Kane, Jr.
----------------------------    Director                        March 31, 1999
T. Gibbs Kane, Jr.

/s/ Mario J. Gabelli
----------------------------    Director                        March 31, 1999
Mario J. Gabelli