Form 10QSB
period 1999-03-31
EAST WEST COMMUNICATIONS INC
filed 1999-05-17
CIK 1045602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             MARCH 31, 1999

/ / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________ to ________________________

Commission File Number: 333-41007

                         EAST/WEST COMMUNICATIONS, INC.
             (exact name of registrant as specified in its charter)

DELAWARE                                                 13-3964837
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)
350 STUYVESANT AVENUE, NEW YORK, NEW YORK                  10580
(Address of principle executive offices)                 (Zip Code)

                                 (914) 921-6300
              (Registrant's telephone number, including area code)


Check whether the issuer (1) has filed all reports to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days./X/ Yes / / No

As of March 31, 1999, there were 1,772,198 shares of the Registrant's Class A Common Stock outstanding and 1,779,301 shares of the Registrant's Class B Common Stock outstanding.

                                      INDEX

                         EAST/WEST COMMUNICATIONS, INC.


                                                                        PAGE NO.

PART I.     FINANCIAL INFORMATION


Item 1.     Financial Statements

            Consolidated Balance Sheets as of March 31, 1999 and
            December 31, 1998                                              3

            Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998 and the period from July
            26, 1996 (inception) to March 31, 1999

            Consolidated  Statements  of Cash  Flows
            for the  three  months  ended  March 31,
            1999 and 1998 and the period  from July
            26, 1996 (inception) to March 31, 1999                         6

            Notes to Consolidated Financial Statements                   7-8

Item 2.     Management's Discussion and Analysis
            of Financial Condition                                      9-11


PART II.    OTHER INFORMATION

Item 2.     Changes in Securities                                         11

Item 6.     Exhibits and Reports on Form 8-K                              11

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                                 BALANCE SHEETS

                                                                    MARCH 31,        DECEMBER 31,
                                                                      1999               1998
                                                                   ----------        ------------
ASSETS
Current Assets
      Cash and cash equivalents                                     $      21,297    $      61,805
                                                                    -------------    -------------
Total current assets                                                       21,297           61,805

PCS Licenses                                                           18,957,721       18,957,721
Capitalized costs                                                       2,422,119        2,188,626
                                                                    =============    =============
Total assets                                                        $  21,401,137    $  21,208,152
                                                                    =============    =============

LIABILITIES AND SHAREHOLDER'S EQUITY Current liabilities:
      Accounts payable and accrued expenses                         $   1,508,543    $   1,250,939
      Loans from shareholders                                             300,000          300,000
      Current portion of Loan from FCC                                    743,580          743,580
                                                                    -------------      -----------
Total current liabilities                                               2,552,123        2,294,519

Loan from FCC                                                          14,422,597       14,422,597
Deferred income taxes                                                     430,000          444,000

Redeemable preferred stock,  $1,000 par value; 5% cumulative dividends, 16,000 shares authorized, 7,800 issued and
      outstanding (liquidation value - $7,800,000)                      4,192,211        4,024,176

Shareholders' equity (deficit)
Common stock, Class A, $.0001 par value, 3,600,000 shares
      authorized, 1,772,198 shares issued and outstanding                     177              177
Common stock, Class B, $.0001 par value, 16,000,000 shares
      authorized, 1,779,301 shares issued and outstanding                     178              178
Additional paid-in capital                                              4,949,645        4,949,645
Shareholders' deficit accumulated during development stage             (5,145,794)      (4,927,140)

                                                                    --------------     -----------
Total shareholders' equity (deficit)                                     (195,794)          22,860
                                                                    ==============     ===========
Total liabilities and shareholders' equity (deficit)                $  21,401,137    $  21,208,152
                                                                    ==============     ===========


See accompanying notes.

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                            STATEMENTS OF OPERATIONS


                                                                                                                 JULY 26, 1996
                                                                            THREE MONTHS ENDED                   (INCEPTION) TO
                                                                                 MARCH 31,                         MARCH 31,
                                                                       1999                 1998                     1999
                                                                   ------------------------------------------------------------

Interest income                                                    $      468        $      2,766             $      10,286
Interest expense, including commitment  and late fees                 (22,133)                  0                (3,662,319)
Other expenses                                                        (42,954)             (8,464)                 (206,771)
                                                                   ----------        ------------             -------------
          Loss before income taxes                                    (64,619)             (5,698)               (3,858,804)

Income tax benefit (expense)                                           14,000                   0                  (430,000)
                                                                   ----------        ------------             -------------
          Net loss                                                    (50,619)             (5,698)               (4,288,804)

Dividend requirement on preferred stock                              (168,035)           (147,443)                 (856,990)
                                                                   ----------        ------------             -------------

Loss applicable to common shares                                   $ (218,654)       $   (153,141)            $  (5,145,794)
                                                                   ==========        ============             =============

Basic and diluted loss per common share                                 (0.06)              (0.04)
                                                                   ===========       ============

Number of shares used in computation                                3,551,499           3,551,499
                                                                   ===========       ============

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                            STATEMENTS OF CASH FLOWS

                                                                                                             JULY 26, 1996
                                                                              THREE MONTHS ENDED            (INCEPTION) TO
                                                                                   MARCH 31,                    MARCH 31,
                                                                             1999              1998               1999
                                                                         ----------------------------       --------------

Cash Flows from Operating Activities:
      Net Loss                                                          $  (50,619)       $   (5,698)        $ (4,288,804)
      Adjustments to reconcile net loss to net
           cash used by operating activities:
           Deferred income tax (benefit) expense                           (14,000)                0              430,000
           Changes in operating assets and liabilities:
                Increase in accounts payable and
                           accrued expenses                                257,836            (1,849)             376,091
           Interest accrued, including commitment fees                    (233,725)                0            2,911,280
                                                                        --------------------------------------------------

Net cash used in Operating Activities                                      (40,508)           (7,547)            (571,433)

Cash Flows from Investing Activities:
      Deposits with FCC                                                          0                 0           (1,895,772)
      Purchase of PCS licenses                                                   0                 0           (1,895,772)
                                                                        --------------------------------------------------

Net cash provided by (used in) Investing Activities                              0                 0           (3,791,544)

Cash Flows from Financing Activities:
      Proceeds from shareholders' loan                                           0                                300,000
      Proceeds from loans from the Limited
           Partner                                                               0                 0           13,738,502
      Repayment of loans from the Limited Partner                                0                 0          (10,104,228)
      Capital contributions                                                      0                 0              450,000
                                                                        --------------------------------------------------

Net Cash provided by (used in) Financing Activities                              0                 0            4,384,274

(Decrease) Increase in Cash and Cash Equivalents                           (40,508)           (7,547)              21,297

Cash and cash equivalents, beginning of period                              61,805           254,427                    0
                                                                        -------------------------------------------------

Cash and cash equivalents, end of period                                $   21,297        $  246,880         $     21,297
                                                                        ==================================================

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999


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

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999


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

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999


NOTE 1     ACCOUNTING POLICIES (CONTINUED):

           BASIS OF PRESENTATION (CONTINUED):
           The Company has incurred losses since inception and will need to obtain capital in order to fund its interest and principal payment obligations and for working capital and general corporate purposes. There can be no assurance that the Company can raise sufficient capital to fund its obligations and finance the construction of its networks. Accordingly, the lack of funding creates substantial doubt about the Company's ability to continue as a going concern. The October 31, 1998 interest payment on loan payable to the FCC in the amount of $340,248.67 plus applicable penalties of $51,037 was paid on April 26, 1999. Management has elected to defer payment of interest on the FCC loan which was due on 1/31/99 in the amount of $388,307 including applicable late fees. The Company intends to make the required payment on or before July 29, 1999. However, if such payment is not made, the Company will forfeit its rights to the licenses.

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

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999


           date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

NOTE 1     ACCOUNTING POLICIES (CONTINUED):

           CAPITALIZED COSTS:
           Interest charges including commitment fees incurred prior to the granting of the licenses have been expensed. Subsequent to the license grant dates, and until operations commence, all interest charges (excluding penalty interest and late fees) and commitment fees on outstanding loan balances will be capitalized. These costs amounted to $2,422,120 and $1,104,273 at March 31, 1999 and 1998,
           respectively. Such costs include $2,078,875 and $1,104,274 of capitalized interest at March 31, 1999 and 1998 respectively. Total interest charges amounted to $233,725, $207,009, and $2,998,885 for the three months period ended March 31, 1999 and 1998 and the period from July 26, 1996 (inception) to March 31, 1999, respectively.

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

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999


           issuance of the common stock of the Company as if the issuance occurred on January 1, 1997.

NOTE 1     ACCOUNTING POLICIES (CONTINUED):

           INCOME TAXES:
           Prior to December 4, 1997, no provision for income taxes was made in the financial statements as the partners were required to report their respective share of income or loss on their respective income tax returns. Beginning December 4, 1997, the Company accounts for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred taxes result from temporary differences in the recognition of revenues and expenses for income tax and financial reporting purposes. At March 31, 1999 and 1998, net deferred tax liabilities represent the tax effect of taxable temporary differences (pertaining to capitalized costs of approximately $1.3 million) which existed at the date the Partnership converted to a C-Corporation offset, in part, by accumulated net operating losses of approximately $64,619 for the first Quarter 1999. The Company's net operating losses expire in 2012.

NOTE 2     RELATED PARTIES:
           On October 22, 1998, the Company borrowed $300,000 from certain directors of the Company. The loans in the amount of $150,000 from Mario J. Gabelli and T. Gibbs Kane, Jr., bear interest at a rate of 7.00% per year, and become due and payable on the earlier of i) October 22, 1999 or ii) upon the receipt of proceeds from an offering of rights (the "Rights Offering") to purchase shares of Class A Common Stock sufficient to pay the full amount of principal and interest then owed on the notes. The Company plans to offer rights in connection with such Rights Offering to existing shareholders of the Company's Class A Common Stock during 1999 (See Note 8).

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

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999


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

NOTE 4     LONG TERM DEBT:
           Long term debt at March 31, 1999 and 1998 consists of FCC financing of PCS licenses awarded in the following markets and maturing in 2007:

               Los Angeles, CA                           $  3,579,000
               Washington, D.C.                             7,068,000
               Sarasota, FL                                 1,322,400
               Reno, NV                                     1,429,800
               Santa Barbara, CA                            1,766,977
                                                         ------------
                                                          $15,166,177
               Less amounts due within one year              (743,580)
                                                         ------------
                                                          $14,422,597
                                                         ============

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

           All of the FCC financing bears interest at 6.25% per annum. Quarterly interest payments of $236,972 were required for the first two years of the license (1997 and 1998) and quarterly payments of principle and interest of $605,879 are required over the remaining eight years of the license term. These loans

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999


           are secured by the licenses granted. In April 1997, the FCC suspended the interest payments on the debt through March 31, 1998. On March 24, 1998, the FCC indicated that such interest payments will be resumed not earlier that 90 days subsequent to publication in the Federal Register of its "Order on Reconsideration of the Second Report and Order." Such order was published on April 8, 1998, requiring the suspended payments (aggregating $805,488) to

NOTE 4     LONG TERM DEBT (CONTINUED):
           be made in eight quarterly installments of $100,686 beginning in July 1998, plus regular interest payments for the period of March 31, 1998 to July 31, 1998, of $311,324, subject to deferral of up to a maximum 180 days. Payment was made on October 28, 1998, within the 90-day non-delinquency period, in the amount of $432,610 comprising accrued interest of $412,010 and a 5% penalty fee of $20,600.

           The interest on the loan payable to the FCC, due on October 31, 1998 amounted to $337,658. Payments made within 90 days of the due date are subject to a 5% penalty which increases to a 15% penalty if paid within 90 to 180 days of the due date. The Company issued the required payment of $391,286 (including applicable penalties) on April 26,1999. Management has elected to defer payment of interest on the FCC loan which was due on 1/31/99 in the amount of $388,307 including applicable late fees. The Company intends to make the required payment on or before July 29, 1999. However, if such payment is not made, the Company will forfeit its rights to the licenses.

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

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999


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

 NOTE 6    REDEEMABLE PREFERRED STOCK :
           The Company is authorized to issue 16,000 shares of Preferred Stock and at March 31, 1999 and 1998 had outstanding 7,800 shares of Preferred Stock, par value $1,000 per share. The Preferred Stock (i) is entitled to preferred dividends at an annual rate of five (5) shares of additional Preferred Stock for each one hundred shares of Preferred Stock outstanding, (ii) has no voting rights except as provided by law, and (iii) is entitled to be redeemed at $1,000 per share (plus accrued and unpaid dividends) on the earlier of (i) December 1, 2009, (ii) upon a change of control of the Class A or Class B Common Stock or (iii) upon the sale of one or more PCS licenses for cash or a non-cash sale under certain circumstances. The difference between the carrying value of such shares (which approximates fair value) and the redemption price is being amortized using the effective interest method to November 1, 2009. Accrued dividends and accretion on the preferred stock are included in the preferred stock account in the balance sheets and the dividend requirement on preferred stock in the statements of operations.

                         EAST/WEST COMMUNICATIONS, INC.

                    (A DEVELOPMENT STAGE ENTERPRISE, FORMERLY
                        AER FORCE COMMUNICATIONS B, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999


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

NOTE 8     RIGHTS OFFERING:

           The Company will shortly be comencing an offer, at no cost to the holders of its Class A Common Stock on May 10, 1999, a non-transferable right to purchase up to 443,050 shares of Class A Common Stock. The rights entitle shareholders to purchase one additional share of Class A Common Stock for every four shares of Class A Common Stock held at $1.50 per share. In addition, the Company intends to sell 444,825 shares of Class B Common Stock at a price of $1.50 per share to the current owners of the Company's Class B Common Stock.

           The Company's Registration Statement has been filed with, and declared effective by Securities and Exchange Commission ("SEC") and materials will be mailed to stockholders on or about May 18, 1999.

NOTE 9     SUBSEQUENT EVENTS:
           In order to meet our April 29, 1999 interest payment obligation the Corporation borrowed additional funds in the amount of $400,000 from certain of our directors under the same term and provision of prior loans.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

         Unless we sell our PCS business or joint venture our PCS licenses with an entity that has the capacity to provide substantial funds, we will need to raise substantial capital to fund our installment payments to the FCC and the build out of our PCS licenses. Under the government financing, we have to make payments of approximately $2.3 million in 1999 including an interest payment that was due on October 31, 1998 (and was postponed until April 29, 1999 and paid on that date including a penalty of $53,628), $2.6 million in the year 2000 and $2.4 million for the next 8 years.

         The following are the remaining scheduled interest and principal payments over the next two years:

                 Due Date                             Amount

              July 30, 1999                           388,307(1)
              July 29, 1999                           354,541(2)
              July 31, 1999                           534,641

------------------------

         (1) Scheduled payment was $337,658, which was due on January 31, 1999. Above amount includes a 15% penalty, as provided in the loan documents, for payments made within 180 days after due date. This payment was delayed for an additional 90 days and is now due on July 30, 1999.

         (2) Scheduled payment was 337,658, which are due on April 30, 1999. Above amount includes a 5% penalty, as provided in the loan document, for payments made within 90 days of the due date. This payment has been delayed for 90 days and is now due on July 29, 1999.

              October 31, 1999                        706,566
                                                   $1,933,406

              January 31, 2000                       $706,566
              April 30, 2000                          706,566
              July 31, 2000                           605,879
              October 31, 2000                        605,879
                                                   $2,624,890

         Under FCC rules, scheduled payments may be delayed for up to 90 days upon payment of a 5% penalty and for 90-180 days upon payment of a 15% penalty. The January 31, 1999 payment was delayed for 180 days and is now due July 30, 1999. We do not have a reliable estimate of the cost to build out our PCS licenses, should we determine to do so, but it is likely to be substantial.

         We will have to raise funds shortly in order to make interest payments on the government financing and for working capital and general corporate purposes. We borrowed additional funds in the amount of $400,000 from certain of our directors in order to meet our April 29, 1999 payment obligation under the same terms and provisions of prior loans received from our directors. The report of our independent auditors with respect to our financial statements as of December 31, 1998 and 1997, for the years ended December 31, 1998 and 1997 and the period from July 26, 1996 (inception) to December 31, 1998 contains a paragraph indicating that substantial doubt exists as to our ability to continue as a going concern. Among the factors cited by the auditors as raising substantial doubt as to our ability to continue as a going concern is that, with respect to the periods covered, we have incurred losses since inception and have not yet adopted a business plan or determined how to finance our operations and will need to obtain capital in order to fund our interest and principal payment obligations and for working capital and general corporate purposes.

LIQUIDITY AND CAPITAL RESOURCES

         The principal amount of debt (excluding accrued interest) on March 31, 1999 was $15,466,177, compared to shareholders deficit of $195,794. During the period from July 26, 1996 (inception) to December 31, 1998, we had no revenues or operating profits and cannot predict when East/West may have any revenues or operating profits.

         In April 1997, the FCC suspended interest payments on its financings through March 31, 1998. On March 24, 1998, the FCC indicated that such interest would be resumed not earlier than 90 days subsequent to the publication in the Federal Register of an order on reconsideration. Such publication was made on April 8, 1998, requiring cumulative suspended interest payments to be made in eight quarterly installments of $100,686 each beginning on July 31, 1998. Also on that date, the accrued interest of $311,324, from the date the interest suspension ended, March 31, 1998, until July 31, 1998. Payment was made on October 28, 1998, within the 90-day non-delinquency period, in the amount of $432,611 comprising accrued interest of $412,010 and a 5% penalty of $20,600. Accordingly, during the remainder of 1998, we were required to make an additional interest payment of $236,972 plus suspended interest of $100,686. Total interest payments required for year 1998 amounted to $749,688. Interest payments of $391,286 have been made in 1999. Remaining interest payments for 1999 are projected to be $654,210, plus quarterly suspended interest of $302,058 for the year.

         On October 22, 1998 and April 29, 1999, East/West borrowed $300,000 and $400,000, respectively, from certain of our directors. The loans to be repaid are evidenced by two series of promissory notes payable to the order of Mario J. Gabelli and T. Gibbs Kane, Jr., directors of East/West. Each of the promissory notes bears interest at a rate of 5.00% per year and becomes due and payable on the earlier of (1) either October 22, 1999 with respect to $300,000 principal amount of such notes or April 29, 2000 with respect to $400,000 principal amount of such notes or (2) upon the receipt of proceeds from this offering sufficient to pay the full amount of principal and interest then owed on the notes (provided that repayments of $300,000 principal amount of notes is not contingent on the ability to repay the remaining $400,000 principal amount of notes). The proceeds of such loans have been used to fund interest payment obligations to the FCC.

YEAR 2000 COMPLIANCE

         We have considered the potential impact of the year 2000 on our future business and operations. Any programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. If we decide to develop our PCS licenses, we may utilize a number of computer programs. Because we currently have no operations, we are unable to assess the potential impact of the year 2000 on any systems we may use nor have we been able to complete our assessment of any year 2000 issues which may affect third-parties. We believe that the costs of addressing this issue in the future will not have a material adverse impact on our financial position. However, if East/West and third parties upon which we rely are unable to address this issue in a timely manner, it could result in a material financial risk, including the possibility that we may be liable to such third parties for a material failure of our systems due to year 2000 issues

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EAST/WEST COMMUNICATIONS, INC.

                                         By:/s/ Victoria Kane
                                            ------------------------------------
                                            Victoria Kane
                                            Chairman of the Board
                                            (Chief Executive Officer)

Dated: May 17, 1999