Form 10QSB
period 1999-06-30
EAST WEST COMMUNICATIONS INC
filed 1999-08-16
CIK 1045602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                    June 30, 1999
                               -------------------------------------------------

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


Check whether the issuer (1) has filed all reports to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.(X) Yes( ) No

As of June 30, 1999, there were 2,215,248 shares of the Registrant's Class A Common Stock outstanding and 2,074,126 shares of the Registrant's Class B Common Stock outstanding.

                                      INDEX

                         East/West Communications, Inc.


                                                                        Page No.

PART I.      FINANCIAL INFORMATION


Item 1.      Financial Statements

             Consolidated Balance Sheets as of June 30, 1999               3
             and December 31, 1998

             Consolidated  Statements  of  Operations
             for the six months  ended June 30,  1999
             and 1998 and the  period  from  July 26,
             1996 (inception) to June 30, 1999                             4

             Consolidated  Statements  of Cash  Flows
             for the six months  ended June 30,  1999
             and 1998 and the  period  from  July 26,
             1996 (inception) to June 30, 1999                             5

             Notes to Consolidated Financial Statements                    6

Item 2.      Management's Discussion and Analysis                         15
             of Financial Condition


PART II.     OTHER INFORMATION

Item 2.      Changes in Securities                                        17
Item 4.      Submission of Matter to a Vote of Security Holders           17
Item 6.      Exhibits and Reports on Form 8-K                             17

                         EAST/WEST COMMUNICATIONS, INC.

                    (A Development Stage Enterprise, Formerly
                        Aer Force Communications B, L.P.)

                                 Balance Sheets


                                                      JUNE 30,      DECEMBER 31,
                                                        1999           1998
                                                     -----------    ------------

Assets
Current Assets
    Cash and cash equivalents
Total current assets                                $   545,624   $    61,805
                                                    -----------   -----------
                                                        545,624        61,805

PCS License                                          18,957,721    18,957,721
Capitalized costs                                     2,658,440     2,188,626
                                                    -----------   -----------
Total assets                                        $22,161,785   $21,208,152
                                                    ===========   ===========

Liabilities and shareholder's equity
Current liabilities:
    Accounts payable and accrued expenses           $ 1,406,846   $ 1,250,939
    Loans from shareholders                                   0       300,000
    Current portion of Loan from FCC                    743,580       743,580
                                                    -----------   -----------
Total current liabilities                             2,150,426     2,294,519

Loan from FCC                                        14,422,597    14,422,597
Deferred income taxes                                   416,000       444,000
Redeemable  preferred stock, $1,000 par value; 5%
cumulative  dividends, 16,000 shares authorized,
7,800 issued and outstanding (liquidation value -
$7,800,000)                                           4,192,211     4,024,176

Shareholders' equity (deficit)

Common stock, Class A, $.0001 par value, 3,600,000
shares authorized,  1,772,198 shares issued and
outstanding                                                 221           177
Common stock, Class B, $.0001 par value,
16,000,000 sharesauthorized, 1,779,301 shares issued
and outstanding                                             222           178
Additional paid-in capital                            6,179,684     4,949,645
Shareholders' deficit accumulated during
development stage                                    (5,367,611)   (4,927,140)
Total shareholders' equity (deficit)                   (812,516)       22,860
                                                   ------------  ------------

Total liabilities and shareholders'
equity (deficit)                                    $22,161,785   $21,208,152
                                                   ============  ============

See accompanying notes.

                         EAST/WEST COMMUNICATIONS, INC.

                    (A Development Stage Enterprise, Formerly
                        Aer Force Communications B, L.P.)

                            Statements of Operations


                                                                                    July 26, 1996
                                                            Six Months Ended       (Inception) to
                                                                 June 30,              June 30,
                                                            1999           1998        1999
                                                         ---------------------------------------

Interest income                                          $   1,866         5,734        11,684
Interest expense, including commitment  and late fees      (77,208)            0    (3,717,394)
Other expenses                                             (57,058)      (17,056)     (220,875)
                                                         ---------------------------------------
               Loss before income taxes                   (132,400)      (11,322)   (3,926,585)

Income tax benefit (expense)                                28,000             0      (416,000)
                                                         ---------------------------------------
               Net loss                                   (104,400)      (11,322)   (4,342,585)

Dividend requirement on preferred stock                   (336,071)     (314,735)   (1,025,026)
                                                         ---------------------------------------

Loss applicable to common shares                         $(440,471)     (326,057)   (5,367,611)
                                                         =======================================

Basic and diluted loss per common share                      (0.12)        (0.09)
                                                         =========     =========

Number of shares used in computation                     3,586,027     3,551,499
                                                         =========     =========

                         EAST/WEST COMMUNICATIONS, INC.

                    (A Development Stage Enterprise, Formerly
                        Aer Force Communications B, L.P.)

                            Statements of Cash Flows

                                                                                      July 26, 1996
                                                               Six Months Ended      (Inception) to
                                                                   June 30,             June 30,
                                                            1999            1998          1999
                                                        -------------------------------------------

Cash Flows from Operating Activities:
     Net loss                                          $  (104,400)       (11,322)    (4,342,585)
     Adjustments to reconcile net loss to net
        cash used by operating activities:
        Deferred income tax (benefit) expense              (28,000)             0        416,000
        Changes in operating assets and liabilities:
           Increase in accounts payable and
               accrued expenses                            156,859        (41,481)       274,394
        Interest accrued, including commitment fees       (470,046)             0      2,674,959
                                                       -----------------------------------------

Net cash used in Operating Activities                     (445,587)       (52,803)      (977,232)
Cash Flows from Investing Activities:
     Deposits with FCC                                           0              0     (1,895,772)
     Purchase of PCS licenses                                    0              0     (1,895,772)
                                                       -----------------------------------------


Net cash provided by (used in) Investing Activities              0              0     (3,791,544)

Cash Flows from Financing Activities:
     Repayment of shareholders' loan                      (300,000)             0
     Proceeds from loans from the Limited
        Partner                                                  0              0     13,738,502
     Repayment of loans from the Limited Partner                 0              0    (10,104,228)
     Capital contributions                               1,230,126              0      1,680,126
                                                       -----------------------------------------

Net Cash provided by (used in) Financing Activities        930,126              0      5,314,400

(Decrease) Increase in Cash and Cash Equivalents           484,539        (52,803)       545,624

Cash and cash equivalents, beginning of period              61,805        254,427              0
                                                       -----------------------------------------

Cash and cash equivalents, end of period               $   545,624        201,624        545,624
                                                       =========================================

                          EAST/WEST COMMUNICATIONS, INC

                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                          Notes to Financial Statements
                                  June 30, 1999


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

                                  June 30, 1999

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

                         EAST/WEST COMMUNICATIONS, INC.

                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                          Notes to Financial Statements
                                  June 30, 1999


Note 1     Accounting Policies (continued):

           Basis of Presentation (continued):
           The Company has incurred losses since inception and will need to obtain capital in order to fund its interest and principal payment obligations and for working capital and general corporate purposes. There can be no assurance that the Company can raise sufficient capital to fund its obligations and finance the construction of its networks. Accordingly, the lack of funding creates substantial doubt about the Company's ability to continue as a going concern. The January 1, 1999 interest payment on loan payable to the FCC in the amount of $388,307 including applicable late fees was paid on July 26, 1999. Management has elected to defer payment of interest on the FCC loan which was due on 4/30/99 in the amount of $354,541 including applicable late fees. The Company intends to make the required payment on or before October 27, 1999. However, if such payment is not made, the Company will forfeit its rights to the licenses.

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

                         EAST/WEST COMMUNICATIONS, INC.

                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                          Notes to Financial Statements
                                  June 30, 1999

            date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Note 1     Accounting Policies (continued):

           Capitalized Costs:

           Interest charges including commitment fees incurred prior to the granting of the licenses have been expensed. Subsequent to the license grant dates, and until operations commence, all interest charges (excluding penalty interest and late fees) and commitment fees on outstanding loan balances will be capitalized. These costs amounted to $2,658,440 and $1,710,250 at June 30, 1999 and 1998,
           respectively. Such costs include $2,315,196 and $1,367,311 of capitalized interest at June 30, 1999 and 1998 respectively. Total interest charges amounted to $470,046, $221,645, and $3,235,206 for the six months period ended June 30, 1999 and 1998 and the period from July 26, 1996 (inception) to June 30, 1999, respectively.

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

                         EAST/WEST COMMUNICATIONS, INC.

                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                          Notes to Financial Statements
                                  June 30, 1999

            issuance of the common stock of the Company as if the issuance occurred on January 1, 1997.

Note 1     Accounting Policies (continued):

           Income Taxes: Prior to December 4, 1997, no provision for income taxes was made in the financial statements as the partners were required to report their respective share of income or loss on their respective income tax returns. Beginning December 4, 1997, the Company accounts for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred taxes result from temporary differences in the recognition of revenues and expenses for income tax and financial reporting purposes. At June 30, 1999 and 1998, net deferred tax liabilities represent the tax effect of taxable temporary differences (pertaining to capitalized costs of approximately $1.3 million) which existed at the date the Partnership converted to a C- Corporation offset, in part, by accumulated net operating losses of approximately $132,400 for the second quarter 1999. The Company's net operating losses expire in 2012.

Note 2     Related Parties:
           On October 22, 1998, the Company borrowed $300,000 from certain directors of the Company. In order to meet the April 29, 1999 interest payment obligation to the FCC, the Corporation borrowed additional funds in the amount of $400,000 from the same directors. The loans in the amount of $350,000 for Mario J. Gabelli and T. Gibbs Kane, Jr., bear interest at a rate of 5% per year. The loans were paid in full on June 29, 1999 plus accrued interest in the amount of $12,164.


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

                         EAST/WEST COMMUNICATIONS, INC.

                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                          Notes to Financial Statements
                                  June 30, 1999

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

Note 4     Long Term Debt:
           Long term debt at June 30, 1999 and 1998 consists of FCC financing of PCS licenses awarded in the following markets and maturing in 2007:

               Los Angeles, CA                            $  3,579,000
               Washington, D.C.                              7,068,000
               Sarasota, FL                                  1,322,400
               Reno, NV                                      1,429,800
               Santa Barbara, CA                             1,766,977
                                                          ------------
                                                          $ 15,166,177
               Less amounts due within one year               (743,580)
                                                          ------------
                                                          $ 14,422,597
                                                          ============

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

           All of the FCC financing bears interest at 6.25% per annum. Quarterly interest payments of $236,972 were required for the first two years of the license (1997 and 1998) and quarterly payments of principle and interest of $605,879 are required over the remaining eight years of the license term. These loans
                                      -11-

                         EAST/WEST COMMUNICATIONS, INC.
                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                          Notes to Financial Statements
                                  June 30, 1999


           are secured by the licenses granted. In April 1997, the FCC suspended the interest payments on the debt through March 31, 1998. On March 24, 1998, the FCC indicated that such interest payments will be resumed not earlier that 90 days subsequent to publication in the Federal Register of its "Order on Reconsideration of the Second Report and Order." Such order was published on April 8, 1998, requiring the suspended payments (aggregating $805,488) to be made in eight quarterly installments of $100,686 beginning in July 1998, plus regular interest payments for the period of March 31, 1998 to July 31, 1998, of $311,324, subject to deferral of up to a maximum 180 days. Payment was made on October 28, 1998, within the 90-day non-delinquency period, in the amount of $432,610 comprising accrued interest of $412,010 and a 5% penalty fee of $20,600.

           The interest on the loan payable to the FCC, due on October 31, 1998 amounted to $340,249. Payments made within 90 days of the due date are subject to a 5% penalty which increases to a 15% penalty if paid within 90 to 180 days of the due date. The Company issued the required payment of $391,286 (including applicable penalties) on April 26,1999. The payment of interest due on 1/31/99 in the amount of $388,307 including applicable late fees was paid on July 26, 1999. Management has elected to defer the interest payment due on April 30, 1999 in the amount of $354,541 including applicable 5% late fees. The Company intends to make the required payment on or before October 27, 1999. However, if such payment is not made, the Company will forfeit its rights to the licenses.

           Aggregate principle maturities of long-term debt for each of the next five years are as follows: 1999--$.744 million, 2000--$1.558 million, 2001--$1.658 million, 2002--$1.764 million and 2003-- $1.877 million.

Note 5     Common Stock:

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

                         EAST/WEST COMMUNICATIONS, INC.

                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                          Notes to Financial Statements
                                  June 30, 1999


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

Note 6     Redeemable Preferred Stock:
           The Company is authorized to issue 16,000 shares of Preferred Stock and at June 30, 1999 and 1998 had outstanding 7,800 shares of Preferred Stock, par value $1,000 per share. The Preferred Stock (i) is entitled to preferred dividends at an annual rate of five (5) shares of additional Preferred Stock for each one hundred shares of Preferred Stock outstanding, (ii) has no voting rights except as provided by law, and (iii) is entitled to be redeemed at $1,000 per share (plus accrued and unpaid dividends) on the earlier of (i) December 1, 2009, (ii) upon a change of control of the Class A or Class B Common Stock or (iii) upon the sale of one or more PCS licenses for cash or a non-cash sale under certain circumstances. The difference between the carrying value of such shares (which approximates fair value) and the redemption price is being amortized using the effective interest method to November 1, 2009. Accrued dividends and accretion on the preferred stock are included in the preferred stock account in the balance sheets and the dividend requirement on preferred stock in the statements of operations.

                         EAST/WEST COMMUNICATIONS, INC.

                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                          Notes to Financial Statements
                                  June 30, 1999

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

Note 8     Rights Offering:


           The Company offered, at no cost to the holders of its Class A Common Stock, a non-transferable right to purchase up to 443,050 shares of Class A Common Stock. The rights entitle shareholders to purchase one additional share of Class A Common Stock for every four shares of Class A Common Stock held @ $1.50 per share. In addition, shareholders were provided on oversubcription privilege to acquire shares not initially purchased pursuant to the Rights. The Company also offered rights to purchase 444,825 shares of Class B Common Stock at a price of $1.50 per share to the current owners of the Company's Class B Common Stock. The Class A and Class B shareholders exercised these rights on June 23, 1999 and the net proceeds of the offering to the Company of the payment of expenses associated with the offering of $101,773.40 was $1,230,039

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

         We believe that our PCS licenses have substantial potential. However, we have not yet adopted a business plan or determined how to finance our operations because of uncertainties relating to PCS, which makes evaluation difficult, including without limitation the newness of PCS, financing, affiliation and technology issues and the financial problems of certain C- Block licensees. Therefore, we have not yet determined whether to develop our PCS licenses on its own, joint venture our licenses with other PCS wireless telephone licenses holders or operators or others, or sell some or all of our licenses. We expect to continually evaluate these factors and to adopt a plan or plans once the financing, regulatory and market aspects of PCS are less uncertain. Our principal expense to date has been interest, including commitment fees, plus minor administrative expenses.

         Unless we sell our PCS business or joint venture our PCS licenses with an entity that has the capacity to provide substantial funds, we will need to raise substantial capital to fund our installment payments to the FCC and the build out of our PCS licenses. Under the government financing, we have to make payments of approximately $2.3 million in 1999 including an interest payment of $337,658 that was due on October 31, 1998 (and was postponed until April 29, 1999 and paid on that date), $2.6 million in the year 2000 and $2.4 million for the next 8 years.

         The following are the remaining scheduled interest and principal payments over the next two years:


            Due Date                             Amount
            --------                             ------

         October 31, 1999                       388,307(1)
         October 31, 1999                       534,641(2)
         October 31, 1999                       706,566
         January 31, 2000                       706,566
                                             $2,336,086

         April 30, 2000                         706,566
         July 31, 2000                          605,879
         October 31, 2000                       605,879
         January 31, 2001                       605,839
                                             $1,918,324
--------

         (1) Scheduled payment was $337,658, which was due on April 30, 1999. Above amount includes a 15% penalty, as provided in the loan documents, for payments made within 180 days after due date. This payment was delayed for an additional 90 days and is now due on October 31, 1999.

         (2) Scheduled payment was 337,658, which was due on April 30, 1999. Above amount includes a 5% penalty, as provided in the loan document, for payments made within 90 days of the due date. This payment has been delayed for 90 days and is now due on October 31, 1999.

         Under FCC rules, scheduled payments may be delayed for up to 90 days upon payment of a 5% penalty and for 90- 180 days upon payment of a 15% penalty. The April 30, 1999 payment was delayed for 180 days and is now due October 31, 1999. We do not have a reliable estimate of the cost to build out our PCS licenses, should we determine to do so, but it is likely to be substantial.

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

         On October 22, 1998 and April 29, 1999, East/West borrowed $300,000 and $400,000, respectively, from certain of our directors. On July 22, 1999, these loans were repaid by the Company, along with accrued interest in the amount of $12,164.

Year 2000 Compliance

         We have considered the potential impact of the year 2000 on our future business and operations. Any programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. If we decide to develop our PCS licenses, we may utilize a number of computer programs. Because we currently have no operations, we are unable to assess the potential impact of the year 2000 on any systems we may use nor have we been able to complete our assessment of any year 2000 issues which may affect third-parties. We believe that the costs of addressing this issue in the future will not have a material adverse impact on our financial position. However, if East/West and third parties upon which we rely are unable to address this issue in a timely manner, it could result in a material financial risk, including the possibility that we may be liable to such third parties for a material failure of our systems due to year 2000 issues

                                     PART II

Item 2. Changes in Securities And Use of Proceeds

        (c) During the fiscal quarter ended June 30, 1999, the Company issued an aggregate of 444,825 shares of Class B Common Stock that wre not registered under the Securities Act of 1933, as amended. The shares were issued to Aer Force Communications, Inc., the sole shareholder of the Class B common stock of the Company, in connection with the Rights Offering, at a price of $1.50 per share. The issuance of the Class B common stock is exempt from registration under the Securities Act pursuant to Section 4(2) as a transaction by an issuer not involving a public offering.
       (d)

Item 4. Submission of Matters to a Vote of Security Holders

        (a) The 1999 annual meeting of stockholders was held on June 30, 1999.

        (b) The Company's nominee for Class A Director, as set forth below, was elected. There was no solicitation in opposition to the Company's nominee for Class A Director. The other members of the Company's Board of Directors are T. Gibbs Kane, Jr. and Victoria G. Kane, who are each Class B Directors of the Company.

        (c) Matters voted on at the meeting and the number of votes cast.


Class A Director       Votes For         Votes Against or     Broker Non.   Abstentions
                                         Withheld             Votes
Mario Gabelli          1,501,730            100                 -              -


Item 6. Exhibits and Reports on Form 8-K

        (b) Reports on Form 8-K

               Form 8-K  dated  June 23,  1999
               Form  8-K/A dated June 23, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EAST/WEST COMMUNICATIONS, INC.

                                        By: /s/ Victoria G. Kane
                                            -----------------------------------
                                            Victoria Kane
                                            Chairman of the Board
                                            (Chief Executive Officer)

Dated: August 12, 1999