Form 10QSB
period 1999-09-30
EAST WEST COMMUNICATIONS INC
filed 1999-11-15
CIK 1045602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10QSB

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:               September 30, 1999
                               -------------------------------------------------

( )   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to _________________

Commission File Number: 333-41007
                        --------------------------------------------------------

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


Check whether the issuer (1) has filed all reports to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.(X) Yes( ) No

As of September  30, 1999,  there were  2,215,248  shares of the  Registrant's
Class A Common Stock outstanding and 2,224,126 shares of the Registrant's Class B Common Stock outstanding.

                                      INDEX

                         East/West Communications, Inc.


                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated   Balance   Sheets   as  of                         3
          September 30, 1999 and December 31, 1998

          Consolidated  Statements  of  Operations                         4
          for the three months ended September 30, 1999 and 1998, for the nine months ended
          September 30, 1999 and 1998 and the period from July 26, 1996 (inception) to
          September 30, 1999

          Consolidated  Statements  of Cash  Flows                         5
          for the three months ended September 30, 1999 and 1998, the nine months ended
          September 30, 1999 and 1998 and the period from July 26, 1996 (inception) to
          September 30, 1999

          Statement  of Changes  in  Shareholders'                         6
          Equity for the period from July 26, 1996
          (inception) to December 31, 1998

          Notes to Consolidated Financial Statements                       7

Item 2.   Management's Discussion and Analysis                            19
          of Financial Condition


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities                                           22
Item 6.   Exhibits and Reports on Form 8-K                                22

                         EAST/WEST COMMUNICATIONS, INC.

                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                                 Balance Sheets

                                                                                      September, 30       December 31,
                                                                                         1999                 1998
                                                                                  -------------------   ------------------
Assets                                                                               (Unaudited)               (A)
Current Assets
      Cash and cash equivalents                                                 $            113,253  $            61,805
                                                                                  -------------------   ------------------
          Total current assets                                                               113,253               61,805

PCS Licenses                                                                              18,957,721           18,957,721
Capitalized costs                                                                          2,897,358            2,188,626
                                                                                  ===================   ==================
          Total assets                                                          $         21,968,332  $        21,208,152
                                                                                  ===================   ==================

Liabilities and Shareholder's Equity
Current liabilities:
      Accounts payable and accrued expenses                                     $          1,349,471  $         1,250,939
      Loans from shareholders                                                                      0              300,000
      Current portion of loan from FCC                                                       743,580              743,580
                                                                                  -------------------   ------------------
          Total current liabilities                                                        2,093,051            2,294,519

Loan from FCC                                                                             14,422,597           14,422,597
Deferred income taxes                                                                        361,937              444,000

Redeemable preferred stock,  $1,000 par value; 5% cumulative  dividends,  16,000 shares authorized, 7,800 issued and outstanding (liquidation
      value - $7,800,000)                                                                  4,528,282            4,024,176

Shareholders' equity:
Common stock, Class A, $.0001 par value, 3,600,000 shares authorized
      2,215,248 and 1,772,198 shares issued and outstanding                                      221                  177
Common stock, Class B, $.0001 par value, 16,000,000 shares authorized
      2,224,126 and 1,779,301 shares issued and outstanding                                      222                  178
Additional paid-in capital                                                                 6,116,363            4,949,645
Shareholders' deficit accumulated during development stage                                (5,554,341)          (4,927,140)
                                                                                  -------------------   ------------------
          Total shareholders' equity                                                         562,465               22,860
                                                                                  ===================   ==================
          Total liabilities and shareholders' equity                            $         21,968,332  $        21,208,152
                                                                                  ===================   ==================

(A) The Balance Sheet at December 31, 1998 has been derived from the audited financial statements at that date.

                         EAST/WEST COMMUNICATIONS, INC.

                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                            Statements of Operations
                                   (Unaudited)

                                                                                                                   July 26, 1996
                                                                   Three Months Ended      Nine Months Ended      (Inception) to
                                                                      September 30,          September 30,         September 30,
                                                           ----------------------------------------------------------------------
                                                                1999           1998        1999           1998          1999
                                                           ----------------  ----------------  ----------------   ---------------

Interest income                                          $       3,751         2,532   $     5,617        8,266    $    15,435
Interest expense, including commitment
  and late fees                                                (60,498)            0      (137,706)           0     (3,777,892)
Other expenses                                                 (16,011)       (6,142)      (73,069)     (23,198)      (236,886)
                                                          -------------  ------------  ------------   ----------   ------------
       Loss before income taxes                                (72,758)       (3,610)     (205,158)     (14,932)    (3,999,343)

Income tax benefit (expense)                                    54,063             0        82,063            0       (361,937)
                                                          -------------  ------------  ------------   ----------   ------------
       Net loss                                                (18,695)       (3,610)     (123,095)     (14,932)    (4,361,280)

Dividend requirement on preferred stock                       (168,035)     (159,976)     (504,106)    (474,711)    (1,193,061)
                                                          -------------  ------------  ------------   ----------   ------------

Loss applicable to common shares                         $    (186,730)     (163,586)$    (627,201)    (489,643) $  (5,554,341)
                                                          =============  ============  ============   ==========   ============

Basic and diluted loss per common share                         (0.046)       (0.046)       (0.155)      (0.138)
                                                          =============  ============  ============   ==========

Number of shares used in computation                         4,040,074     3,551,499     4,040,074    3,551,499
                                                          =============  ============  ============   ==========

                         EAST/WEST COMMUNICATIONS, INC.

                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                     July 26, 1996
                                                                    Three Months Ended       Nine Months Ended       (Inception) to
                                                                       September 30,            September 30,        September 30,
                                                                    ----------------------------------------------------------------
                                                                       1999        1998       1999           1998         1999
                                                                    ----------  ---------   ----------   ------------  -------------

Cash Flows from operating activities:
     Net Loss                                                     $   (18,695)  $  (3,610)  $  (123,095) $ (14,932)  $ (4,361,280)
     Adjustments to reconcile net loss to net
        cash used by operating activities:
        Deferred income tax (benefit) expense                         (54,063)          0       (82,063)         0        361,937
        Changes in operating assets and liabilities:
            Increase in accounts payable and accrued expenses         (57,374)         88        98,533    (41,393)       217,020
        Interest accrued, including commitment fees                  (238,918)          0      (708,732)         0      2,436,041
                                                                   -----------   ---------   -----------  ---------   ------------
Net cash used in operating activities                                (369,050)     (3,522)     (815,357)   (56,325)    (1,346,282)

Cash Flows from investing activities:
     Deposits with FCC                                                      0           0             0          0     (1,895,772)
     Purchase of PCS licenses                                               0           0             0          0     (1,895,772)
                                                                   -----------   ---------   -----------  ---------   ------------
Net cash provided by (used in) investing activities                         0           0             0          0     (3,791,544)

Cash Flows from financing activities:
     Repayment of shareholders' loans                                       0           0      (700,000)         0       (700,000)
     Proceeds from loans from shareholders                                  0           0       400,000          0        700,000
     Proceeds from loans from the limited partner                           0           0             0          0     13,738,502
     Repayment of loans from the limited partner                            0           0             0          0    (10,104,228)
     Capital contributions                                                                                                450,000
     Net proceeds from rights offering                                (63,321)          0     1,166,805          0      1,166,805
                                                                   -----------   ---------   -----------  ---------   ------------
Net Cash provided by (used in) financing activities                   (63,321)          0       866,805          0      5,251,079

(Decrease) Increase in cash and cash equivalents                     (432,371)     (3,522)       51,448    (56,325)       113,253
Cash and cash equivalents, beginning of period                        545,624     201,624        61,805    254,427              0
                                                                   -----------   ---------   -----------  ---------

Cash and cash equivalents, end of period                          $   113,253   $ 198,102   $   113,253  $ 198,102   $    113,253
                                                                   ===========   =========   ===========  =========   ============

                         EAST/WEST COMMUNICATIONS, INC.

                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

             Statement of Changes in Shareholder's Equity (Deficit)

       For the period from July 26, 1996 (inception) to December 31, 1998


                                                                                                   Limited          Total
                                                     Additional                     General        Partners      Shareholder's
                                      Common         Paid in        Accumulated    Partner's        Equity          Equity
                                      Stock          Capital        Deficit          Equity       (Deficit)       (Deficit)
                                   -------------------------------------------------------------------------------------------
Balance at July 26, 1996
     (inception)                 $      -        $      -       $      -        $      -       $      -        $      -
Capital contributions                   -               -              -               100,200         99,800         200,000
     Net loss                           -               -              -               (15,785)    (1,562,715)     (1,578,500)
                                   -------------------------------------------------------------------------------------------
Balance at December 31, 1996            -               -              -                84,415     (1,462,915)     (1,378,500)

Capital contributions                   -               -              -               125,250      4,624,750       4,750,000
Issuance of 3,551,499 shares of
     Common Stock, $.0001 par
     value (1,772,198-Class A;
     1,773,301-Class B)                     355       4,949,645     (1,578,500)       (209,665)    (3,161,835)        -
        Net loss                        -               -           (2,575,169)        -              -            (2,575,169)
Preferred dividends                     -               -              (54,266)        -              -               (54,266)
                                   -------------------------------------------------------------------------------------------
Balance at December 31, 1997                355       4,949,645     (4,207,935)        -              -               742,065

        Net loss                        -               -              (84,516)        -              -               (84,516)
Preferred dividends                     -               -             (634,689)        -              -              (634,689)
                                   ===========================================================================================
Balance at December 31, 1998     $          355  $    4,949,645 $   (4,927,140) $      -       $      -        $       22,860
                                   ===========================================================================================

                         EAST/WEST COMMUNCATIONS, INC.
                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                          Notes to Financial Statements
                               September 30, 1999


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

                         EAST/WEST COMMUNCATIONS, INC.
                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                          Notes to Financial Statements
                               September 30, 1999


Note 1     ACCOUNTING POLICIES:

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

           BASIS OF PRESENTATION:
           The financial statements are prepared in conformity with generally accepted accounting principles applicable to a development stage enterprise. The accompanying unaudited financial statements as of June 30, 1999 and for the six month periods ended June 30, 1999 and 1998 has been prepared in accordance with generally accepted accounting principles applicable to interim financial information, and in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.

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

           The Company believes that its PCS licenses have substantial potential. As of September 30, 1999, the Company had not yet adopted a business plan or determined how to finance its operations because of uncertainties relating to PCS. However, as explained in Note 9, Subsequent Events, the Company is in the process of negotiating a merging agreement with Omnipoint Corporation.

                         EAST/WEST COMMUNCATIONS, INC.
                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                          Notes to Financial Statements
                               September 30, 1999

Note 1     ACCOUNTING POLICIES:

           BASIS OF PRESENTATION (CONTINUED):
           The Company has incurred losses since inception and will need to obtain capital in order to fund its interest and principal payment obligations and for working capital and general corporate purposes. There can be no assurance that the Company can raise sufficient capital to fund its obligations and finance the construction of its networks. Accordingly, the lack of funding creates substantial doubt about the Company's ability to continue as a going concern. The January 1, 1999 interest payment on loan payable to the FCC in the amount of $388,307 including applicable late fees was paid on July 26, 1999. The April 30, 1999 installment payment in the amount of $388,306 including applicable late fees was paid on October 25, 1999. The July 31, 1999 payment of $561,373 including principal of $196,983 and interest and late fees of $364,390 was paid on October 25, 1999.

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

                         EAST/WEST COMMUNCATIONS, INC.
                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                          Notes to Financial Statements
                               September 30, 1999


Note 1     ACCOUNTING POLICIES (continued):

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

           CAPITALIZED COSTS:
           Interest charges including commitment fees incurred prior to the granting of the licenses have been expensed. Subsequent to the license grant dates, and until operations commence, all interest charges (excluding penalty interest and late fees) and commitment fees on outstanding loan balances will be capitalized. These costs amounted to $2,897,358 and $1,949,170 at September 30, 1999 and 1998,
           respectively. Such costs include $2,554,114 and $1,606,231 of capitalized interest at September 30, 1999 and 1998 respectively. Total interest charges amounted to $708,964, $708,967, and $3,474,124 for the nine months period ended September 30, 1999 and 1998 and the period from July 26, 1996 (inception) to September 30, 1999, respectively.

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

                         EAST/WEST COMMUNCATIONS, INC.
                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                          Notes to Financial Statements
                               September 30, 1999

Note 1     ACCOUNTING POLICIES (continued):

           LOSS PER SHARE:
           In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which was adopted by the Company in 1997 upon the issuance of its common stock. Basic loss per common share is calculated by dividing net loss by the weighted average number of Class A and Class B common shares outstanding during the period.

           INCOME TAXES:
           Prior to December 4, 1997, no provision for income taxes was made in the financial statements as the partners were required to report their respective share of income or loss on their respective income tax returns. Beginning December 4, 1997, the Company accounts for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred taxes result from temporary differences in the recognition of revenues and expenses for income tax and financial reporting purposes. At September 30, 1999 and 1998, net deferred tax liabilities represent the tax effect of taxable temporary differences (pertaining to capitalized costs of approximately $1.3 million) which existed at the date the Partnership converted to a C-Corporation offset, in part, by accumulated net operating losses of approximately $345,000 through the third quarter 1999. The Company's net operating losses expire in 2012.

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

                         EAST/WEST COMMUNCATIONS, INC.
                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                          Notes to Financial Statements
                               September 30, 1999


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

Note 4     LONG TERM DEBT:
           Long term debt at September 30, 1999 and 1998 consists of FCC financing of PCS licenses awarded in the following markets and maturing in 2007:

               Los Angeles, CA                      $  3,579,000
               Washington, DC                          7,068,000
               Sarasota, FL                            1,322,400
               Reno, NV                                1,429,800
               Santa Barbara, CA                       1,766,977
                                                    ------------
                                                    $ 15,166,177
               Less amounts due within one year         (743,580)
                                                    ------------
                                                    $ 14,422,597
                                                    ============

                         EAST/WEST COMMUNCATIONS, INC.
                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                          Notes to Financial Statements
                               September 30, 1999


Note 4     LONG TERM DEBT (continued):

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

                         EAST/WEST COMMUNCATIONS, INC.
                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                          Notes to Financial Statements
                               September 30, 1999


Note 4     LONG TERM DEBT (continued):

           The interest on the loan payable to the FCC, due on October 31, 1998 amounted to $340,249. Payments made within 90 days of the due date are subject to a 5% penalty which increases to a 15% penalty if paid within 90 to 180 days of the due date. The Company issued the required payment of $391,286 (including applicable penalties) on April 26,1999. The payment of interest due on 1/31/99 in the amount of $388,307 including applicable late fees was paid on July 26, 1999. The payment due on April 30, 1999 in the amount of $388,306 including applicable late fees was paid on October 25, 1999 and July 31, 1999 payment of $561,373 including principal of $196,983 plus interest and late fees of $364,090 was paid on October 25, 1999.

           Aggregate principle maturities of long-term debt for each of the next five years are as follows: 1999--$.744 million, 2000--$1.558 million, 2001--$1.658 million, 2002--$1.764 million and 2003--$1.877 million.

Note 5     COMMON STOCK
           The Company has two classes of Common Stock authorized: Class A Common Stock and Class B Common Stock. The authorized capital stock of the Company consists of 3,600,000 shares of Class A Common Stock and 16,000,000 shares of Class B Common Stock.

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

                         EAST/WEST COMMUNCATIONS, INC.
                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                          Notes to Financial Statements
                               September 30, 1999

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

Note 7     LEGAL MATTERS
           The United States Department of Justice initiated an investigation during 1997 to determine whether there had been bid rigging and market allocation for licenses auctioned by the FCC for PCS. The Company, together with various other bidders in the PCS auctions, had received a civil investigative demand ("CID") requesting documents and information relating to bidding, and in May 1997, the Company complied with the CID. The Company is not aware of what further action, if any, the Justice Department or the FCC may take and cannot estimate its exposure, if any, at this time.

                         EAST/WEST COMMUNCATIONS, INC.
                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                          Notes to Financial Statements
                               September 30, 1999

Note 8     RIGHTS OFFERING:
           The Company offered, at no cost to the holders of its Class A Common Stock, a non-transferable right to purchase up to 443,050 shares of Class A Common Stock. The rights entitle shareholders to purchase one additional share of Class A Common Stock for every four shares of Class A Common Stock held at $1.50 per share. In addition, the Company offered rights to purchase 444,825 shares of Class B Common Stock at a price of $1.50 per share to the current owners of the Company's Class B Common Stock. The Class A and Class B shareholders exercised these rights on June 23, 1999.

Note 9     SUBSEQUENT EVENT:
           On October 22, 1999, East/West Communications, Inc. and Omnipoint Corporation entered into an Agreement and Plan of Merger (the "Omnipoint Merger Agreement"), pursuant to which, among other things, East/West will merge with and into Omnipoint (the "Merger") which will be the surviving corporation in the Merger ("Omnipoint Merger")

           Omnipoint is also party to an Agreement and Plan of Reorganization (the "VoiceStream Merger Agreement") dated as of June 23, 1999, by and among Omnipoint, VoiceStre am Wireless Corporation, and VoiceStream Wireless Holding Corporation ("VoiceStream Holdings") pursuant to which Omnipoint will be merged with a newly formed, wholly-owned subsidiary of VoiceStream Holdings (the "VoiceStream Merger"), and each share of common stock of Omnipoint will be converted into the right to receive .825 shares of common stock of VoiceStream Holdings and $8.00 in cash, subject to the right of the holders of outstanding shares of Omnipoint common stock to elect to receive stock and cash consideration in different proportions.

           It is anticipated that the Omnipoint Merger will be consummated immediately prior to the VoiceStream Merger. Under the terms and conditions of the Omnipoint Merger Agreement, if the Omnipoint Merger is consummated prior to the VoiceStream Merger, (i) in the Omnipoint Merger, each outstanding share of Class A Common Stock and Class B

                         EAST/WEST COMMUNCATIONS, INC.
                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                          Notes to Financial Statements
                               September 30, 1999

Note 9     SUBSEQUENT EVENT (continued):
           Common Stock of the Company ("collectively, the "East/West Common Stock") will be converted into one share of newly authorized Series E Preferred Stock of Omnipoint (the "Series E Preferred Stock") and
           (ii) each share of Series E Preferred Stock received by the holders of East/West Common Stock in the Omnipoint Merger will be converted in the VoiceStream Merger into (x) .825 shares of common stock of VoiceStream Holdings and $8.00 in cash (the "Standard Election Consideration"), multiplied by (y) a conversion ratio (the "Conversion Ratio") equal to 1,775,000 divided by the number of shares of East/West Common Stock outstanding immediately prior to consummation of the Omnipoint Merger. Currently, there are 4,739,374 shares of East/West Common Stock issued and outstanding.

           Under the terms of the Omnipoint Merger Agreement, if the VoiceStream Merger occurs prior to the consummation of the Omnipoint Merger, each share of East/West Common Stock will be converted into the right to receive (x) the Standard Election Consideration, multiplied by (y) the Conversion Ratio. If the VoiceStream Merger Agreement is terminated prior to the consummation of the Omnipoint Merger, each share of East/West Common Stock will be converted in the Omnipoint Merger into (x) one share of Omnipoint Common Stock, multiplied by
           (y) the Conversion Ratio. Under the terms and conditions of the Omnipoint Merger Agreement, each outstanding share of preferred stock of the Company will be converted into the right to receive in all events cash in the amount of $1,000 per share, plus accrued dividends.

           Concurrently with the execution of the Omnipoint Merger Agreement, East/West and Omnipoint entered into a Securities Purchase Agreement (the "Securities Purchase Agreement"), dated as of October 22, 1999, pursuant to which Omnipoint bought from East/West, and East West issued to Omnipoint, 300,000 shares of Class A Common Stock of East/West for the purchase price of $3,000,000. $150,000 of the proceeds of the Omnipoint stock purchase will be held in escrow by Omnipoint and will be paid as a fee to Gabelli & Company, Inc. (an affiliate of Mario Gabelli, a director of East/West) if the Merger does not close. If and when the Merger closes, those funds will be retained by Omnipoint, which will then issue Gabelli & Company, Inc. 25,000 shares of Omnipoint series E Preferred Stock. Approximately $1.7 million of the proceeds of the Omnipoint stock purchase were used to repay all past and currently due interest and principal payments, including penalties on the company's obligations to the FCC.

                         EAST/WEST COMMUNCATIONS, INC.
                    (A Development Stage Enterprise, formerly
                        Aer Force Communications B, L.P.)

                          Notes to Financial Statements
                               September 30, 1999


Note 9     SUBSEQUENT EVENT (continued):
           Pursuant to the terms and conditions of the Securities Purchase Agreement, East/West granted to Omnipoint a right of first refusal with respect to the sale, exchange or other disposition of PCS licenses held by East/West. Omnipoint's right of first refusal will be in effect for a period of two years after any termination of the Omnipoint Merger Agreement.

           Consummation of the Omnipoint Merger and the VoiceStream Merger are subject to satisfaction of numerous conditions, including, without limitation, receipt of requisite governmental approvals.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         We are a development stage company with no significant results of operations to date. We hold five 10 megahertz personal communications services ("PCS") licenses to serve a population of approximately 21 million, including two of the top ten markets, Los Angeles and Washington, D.C., plus Sarasota, Florida, Reno, Nevada and Santa Barbara, California. The total cost of these licenses was approximately $19 million, after a 25% bidding credit provided by the Federal Communications Commission. 80% of the cost of the licenses (or $15.2 million) was financed over ten years by the FCC, with only payments of interest during the first two years after award of the licenses.

         On October 22, 1999, we sold 300,000 shares of our Class A common stock to Omnipoint Corporation ("Omnipoint") for a total of $3,000,000. In addition, on that date, we signed an Agreement and Plan of Merger ("East/West merger") in which all of our outstanding common stock, both Class A and Class B, at consummation of the merger will be exchanged for either a Special Class B preferred shares or common shares of Omnipoint, as discussed below.

         Omnipoint is also a party to an Agreement and Plan of Reorganization, dated as of June 23, 1999, by and among Omnipoint, Voice Stream Wireless Corporation and VoiceStream Wireless Holding Corporation, pursuant to which Omnipoint will be merged with a newly formed, wholly-owned subsidiary of VoiceStream Holdings (the "Voice Stream reorganization"), and each share of common stock of Omnipoint will be converted into the right to receive 0.825 share of common stock of VoiceStream Holdings and $8.00 in cash, subject to the right of the holders of outstanding shares of Omnipoint common stock to elect to receive stock and cash consideration in different proportions.

         It is anticipated that the East/West merger will be consummated immediately prior to the VoiceStream reorganization. Under the terms and conditions of the East/West merger, if the East/West merger is consummated prior to the Voice Stream reorganization, (i) in the East/West merger, each outstanding share of Class A common stock and Class B common stock of East/West will be converted into one share of newly-authorized Series E preferred stock of Omnipoint and (ii) each share of Omnipoint's Series E preferred stock received by the holders of the East/West common stock in the East/West merger will be converted in the VoiceStream reorganization into (x) 0.825 shares of common stock of VoiceStream Holdings and $8.00 in cash (the "Standard Election Consideration"), multiplied by (y) a conversion ratio (the "Conversion Ratio") equal to 1,775,000, divided by the number of shares of East/West common stock outstanding immediately prior to consummation of the East/West merger. Currently, there are 4,739,374 shares of East/West common stock issued and outstanding, including the sale of 300,000 shares to Omnipoint on October 22, 1999.

         Under the terms of the East/West merger, if the VoiceStream reorganization occurs prior to the consummation of the East/West merger, each share of East/West common stock will be converted into the right to receive (x) the Standard Election Consideration, multiplied by (y) the Conversion Ratio. Under the terms and conditions of the East/West merger, each outstanding share of preferred stock of East/West will be converted into the right to receive in all events cash in the amount of $1,000 per share, plus accrued and unpaid dividends.

         As evidenced by the sale of shares to Omnipoint and the Merger Agreement, we believe that our PCS licenses have substantial value. However, should the merger with Omnipoint not take place, we have not yet adopted an alternative business plan or determined alternative methodology of how to obtain additional financing for our operations because of uncertainties relating to PCS, which makes evaluation difficult, including without limitation the newness of PCS, financing, affiliation and technology issues and the financial problems of certain C-Block licensees. Therefore, should the Merger with Omnipoint not be consummated, we have not yet determined whether to develop our PCS licenses on our own, joint venture our licenses with other PCS wireless telephone licenses holders or operators or others, or sell some or all of our licenses. We expect to continually evaluate these factors and to adopt a plan or plans once the financing, regulatory and market aspects of PCS are less uncertain. Our principal expense to date has been interest, including commitment fees, plus minor administrative expenses.

         If the merger with Omnipoint is not consummated and unless we sell our PCS business or joint venture our PCS licenses with another entity that has the capacity to provide substantial funds, we will need to raise substantial capital to fund our installment payments to the FCC and the build out of our PCS licenses. We do not have a reliable estimate of the cost to build out our PCS licenses, should we determine to do so, but it is likely to be substantial.

         Of the $3,000,000 from the sale of shares to Omnipoint, $1,656,000 million was used to pay all past and currently due interest and principal payments, including penalties, on our FCC obligation. This represented payments that were originally due on April 30, 1999, July 31, 1999 and October 31, 1999. Under the government financing, we have to make additional payments of approximately $2.6 million in the year 2000 and $2.4 million in each of the next seven years.

         The following are the scheduled interest and principal payments over the next two fiscal years:


Due Date                                    Amount
January 31, 2000                            $   706,566
April 30, 2000                                  706,566
July 31, 2000                                   605,879
October 31, 2000                                605,879
                                            -----------
                                            $ 2,624,899

January 31, 2001                                605,839
April 30, 2001                                  605,839

July 31, 2001                                   605,839
December 31, 2001                               605,839
                                            -----------
                                            $ 2,423,516
                                            ===========


         Under FCC rules, scheduled payments may be delayed for up to 90 days upon payment of a 5% penalty and for 90-180 days upon payment of a 15% penalty.

         If the merger with Omnipoint is not consummated, we will have to raise funds within the next year in order to make interest payments on the government financing and for working capital and general corporate purposes. The report of our independent auditors with respect to our financial statements as of December 31, 1998 and 1997, for the years ended December 31, 1998 and 1997 and the period from July 26, 1996 (inception) to December 31, 1998 contains a paragraph indicating that substantial doubt exists as to our ability to continue as a going concern. Among the factors cited by the auditors as raising substantial doubt as to our ability to continue as a going concern is that, with respect to the periods covered, we have incurred losses since inception and have not yet adopted a business plan or determined how to finance our operations and will need to obtain capital in order to fund our interest and principal payment obligations and for working capital and general corporate purposes.

Liquidity and Capital Resources

         Pro forma for the sale of shares to Omnipoint and the principal payments of debt in October, the principal amount of debt on September 30, 1999 was $14,897,000, compared to shareholders equity of $3,336,000. During the period from July 26, 1996 (inception) to September 30, 1999, we had no revenues or operating profits and cannot predict when East/West may have any revenues or operating profits.

         In April 1997, the FCC suspended interest payments on its financings through March 31, 1998. On March 24, 1998, the FCC indicated that such interest would be resumed not earlier than 90 days subsequent to the publication in the Federal Register of an order on reconsideration. Such publication was made on April 8, 1998, requiring cumulative suspended interest payments to be made in eight quarterly installments of $100,686 each beginning on July 31, 1998. Also on that date, the accrued interest of $311,324, from the date the interest suspension ended, March 31, 1998, until July 31, 1998. Through September 30, 1999, the Company had made interest payments totaling $1,212,000 and, as noted above, in October 1999 we made additional payments of $1,656,000.

         During May 1999, the Company offered, at no cost to the holders of its Class A common stock, a non- transferrable right to purchase up to 443,050 shares of Class A common stock. The rights entitle shareholders to purchase one additional share of Class A common stock for every four shares of Class common stock held at $1.50 per share. In addition, the Company offered rights to purchase 444,825 shares of Class B common stock at a price of $1.50 per share to the current owner of the Company's Class B common stock. The Class A and Class B shareholders exercise these rights on June 23, 1999, and the net proceeds from the sale of both Class A and Class B common shares was $1,202,000.

         On October 22, 1998 and April 29, 1999, East/West borrowed $300,000 and $400,000, respectively, from certain of our directors. Such funds were used to make the required payments on our FCC obligations. On July 22, 1999, these loans were repaid by the Company, along with accrued interest in the amount of $12,164, from the proceeds of the rights offering.

Year 2000 Compliance

         We have considered the potential impact of the year 2000 on our future business and operations. Any programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. If we decide to develop our PCS licenses, we may utilize a number of computer programs. Because we currently have no operations, we are unable to assess the potential impact of the year 2000 on any systems we may use nor have we been able to complete our assessment of any year 2000 issues which may affect third-parties. We believe that the costs of addressing this issue in the future will not have a material adverse impact on our financial position. However, if East/West and third parties upon which we rely are unable to address this issue in a timely manner, it could result in a material financial risk, including the possibility that we may be liable to such third parties for a material failure of our systems due to year 2000 issues.

                                     PART II

Item 2. Changes in Securities And Use of Proceeds

         Reference is made to the Form 8-K (the "Form 8-K") filed by Registrant on November 5, 1999, relating to the sale of 300,000 share of Class A Common Stock of Registrant to Omnipoint Corporation ("Omnipoint") and the Agreement and Plan of Merger pursuant to which Registrant will merge into Omnipoint. The transaction agreements impose certain restrictions on Registrant and the holder of the Class B Common Stock of Registrant relating to Registrant's securities. The sale of the Class A Common Stock was issued pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

        Exhibit 27 -- Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      EAST/WEST COMMUNICATIONS, INC.






                                      By: /s/ Victoria G. Kane
                                          ------------------------------------
                                              Victoria Kane
                                              Chairman of the Board
                                              (Chief Executive Officer)

Dated: November 15, 1999